Form 10-Q
period 2003-03-31
VON HOFFMANN CORP; VON HOFFMANN HOLDINGS INC
filed 2003-05-05
CIK 1175474, 1175820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2003

                                            OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________

                        Commission file number 333-90992


                           VON HOFFMANN HOLDINGS INC.
                            VON HOFFMANN CORPORATION*
           ----------------------------------------------------------
           (Exact name of registrants as specified in their charters)


           DELAWARE                                          22-1661746
           DELAWARE                                          43-0633003
-------------------------------                    -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification number)


 1000 CAMERA AVENUE, ST. LOUIS, MISSOURI                         63126
 1000 CAMERA AVENUE, ST. LOUIS, MISSOURI                         63126
---------------------------------------------           ------------------------
(Address of principal executive offices)                      (Zip Code)


                                 (314) 966-0909
                                 (314) 966-0909
          -------------------------------------------------------------
               Registrants' telephone number, including area code


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes [X]   No [ ]

          Number of shares of common stock, par value $0.01 per share, of Von Hoffmann Holdings Inc. outstanding at May 5, 2003: 63,154,444


* Von Hoffmann Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format.

                           VON HOFFMANN HOLDINGS INC.
                            VON HOFFMANN CORPORATION

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements of Von Hoffmann Holdings Inc. and Subsidiaries:
              Consolidated Balance Sheets as of March 31, 2003, March 31, 2002 and December 31, 2002.............3
              Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002...........5
              Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002...........6
              Notes to Consolidated Unaudited Financial Statements...............................................8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............11

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.........................................17

Item 4.       Controls and Procedures...........................................................................17


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.................................................................................18

Item 2.       Changes in Securities.............................................................................18

Item 3.       Defaults Upon Senior Securities...................................................................18

Item 4.       Submission of Matters to a Vote of Security Holders...............................................18

Item 5.       Other Information.................................................................................18

Item 6.       Exhibits and Reports on Form 8-K..................................................................19


SIGNATURES......................................................................................................20


                         PART I - FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31, 2003        March 31, 2002     December 31, 2002
                                                                          (Unaudited)           (Unaudited)
                                                                    ----------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $        2,010,609    $       28,801,958   $        4,437,814
   Trade accounts receivable, less allowance for doubtful
      accounts of $475,085 at March 31, 2003, March 31, 2002
      and December 31, 2002                                                   61,154,319            47,434,762           49,140,939
   Inventories                                                                31,835,624            32,426,860           32,037,590
   Income taxes refundable                                                             -             2,056,632            1,610,764
   Deferred income taxes                                                       2,509,104             1,955,392            2,492,145
   Prepaid expenses                                                            1,344,130               749,987            1,057,038
                                                                    ----------------------------------------------------------------
                                                                              98,853,786           113,425,591           90,776,290

Deferred debt issuance cost, net of accumulated amortization of $3,908,354 at March 31, 2003, $1,726,611 at March 31, 2002,
   and $3,362,918 at December 31, 2002                                        10,578,133            11,269,877           11,123,569

Property, plant, and equipment:
   Buildings and improvements                                                 45,907,423            46,841,215           45,907,423
   Machinery and equipment                                                   224,315,574           221,093,232          225,624,848
   Transportation equipment                                                      811,600             3,141,347              841,600
   Furniture and fixtures                                                      7,005,762             9,969,824            6,633,872
                                                                    ----------------------------------------------------------------
                                                                             278,040,359           281,045,618          279,007,743
   Allowance for depreciation and amortization                              (163,177,861)         (146,869,963)        (158,552,832)
                                                                    ----------------------------------------------------------------
                                                                             114,862,498           134,175,655          120,454,911
   Installation in process                                                     5,679,457             5,623,509            3,016,871
   Land                                                                        4,894,397             4,894,397            4,894,397
                                                                    ----------------------------------------------------------------
                                                                             125,436,352           144,693,561          128,366,179


Goodwill                                                                     189,854,557           185,682,749          189,854,557

Covenant not to compete, net of accumulated amortization of
   $836,364 at March 31, 2002                                                          -               163,636                    -
                                                                    ----------------------------------------------------------------
                                                                      $      424,722,828       $   455,235,414     $    420,120,595
                                                                    ================================================================


See notes to consolidated unaudited financial statements.


                                                                         March 31, 2003        March 31, 2002     December 31, 2002
                                                                          (Unaudited)           (Unaudited)
                                                                    ----------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                              $      16,889,635      $     16,252,889      $    14,807,732
   Other accrued expenses                                                     11,799,521             9,207,378           13,189,475
   Salaries and wages                                                          5,806,297             5,846,411            6,357,618
   Taxes, other than income taxes                                                695,242               701,061              743,057
   Income taxes payable                                                           85,821                     -                    -
                                                                    ----------------------------------------------------------------
                                                                              35,276,516            32,007,739           35,097,882

Long-term liabilities and reserves:
   Deferred income taxes                                                      10,788,410            10,973,211           11,383,698
   Senior secured credit agreement - revolving loan                            4,100,000            27,000,000                    -
   Senior notes                                                              215,000,000           215,000,000          215,000,000
   Senior subordinated notes                                                 100,000,000           100,000,000          100,000,000
   Subordinated exchange debentures                                           36,989,252            44,629,127           35,681,157
                                                                    ----------------------------------------------------------------
                                                                             366,877,662           397,602,338          362,064,855


Stockholders' equity:
   Common stock; $0.01 par value per share; 150,000,000
      shares authorized; 71,594,444 shares issued at March 31, 2003,
      March 30, 2002 and December 31, 2002                                       715,944               715,944              715,944
   Additional paid-in capital                                                 86,434,271            82,262,463           86,434,271
   Accumulated deficit                                                       (55,618,199)          (55,737,134)         (55,240,233)
   Treasury stock; at cost, 8,440,000 shares at March 31,
      2003, 60,000 shares at March 31, 2002 and 8,440,000
      shares at December 31, 2002                                             (8,470,000)              (90,000)          (8,470,000)
   Notes receivable from the sale of stock and accrued interest                 (493,366)           (1,525,936)            (482,124)
                                                                    ----------------------------------------------------------------
                                                                              22,568,650            25,625,337           22,957,858
                                                                    ----------------------------------------------------------------


                                                                     $       424,722,828   $       455,235,414  $       420,120,595
                                                                    ================================================================


See notes to consolidated unaudited financial statements.

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               2003                    2002
                                                                      --------------------------------------------------

Net sales                                                              $         93,750,655    $        82,666,127
Cost of products and services                                                    78,261,869             73,297,540
                                                                      --------------------------------------------------
Gross profit                                                                     15,488,786              9,368,587

Operating expenses:
   Selling and administrative expenses                                            5,576,231              5,852,006
   Special consulting expenses                                                      166,000              1,241,675
                                                                      --------------------------------------------------
                                                                                  5,742,231              7,093,681
                                                                      --------------------------------------------------
Income from operations                                                            9,746,555              2,274,906

Interest income                                                                      20,979                 50,246
Loss on disposal of depreciable assets                                             (264,029)              (495,837)
Loss on debt extinguishment                                                               -             (3,124,648)
Interest expense - subsidiary                                                    (8,845,540)            (6,394,281)
Interest expense - subordinated exchange debentures                              (1,308,095)            (1,612,995)
                                                                      --------------------------------------------------
                                                                                (10,396,685)           (11,577,515)
                                                                      --------------------------------------------------
Loss before income taxes                                                           (650,130)            (9,302,609)

Income tax benefit                                                                 (272,164)            (3,509,382)
                                                                      --------------------------------------------------

Net loss                                                               $           (377,966)   $        (5,793,227)
                                                                      ==================================================

Net loss per common share:
   Basic                                                               $          (0.01)       $          (0.11)
                                                                      ==================================================
   Diluted                                                             $          (0.01)       $          (0.11)
                                                                      ==================================================

Average number of shares outstanding:
   Basic                                                                         63,154,444             52,633,245
                                                                      ==================================================
    Diluted                                                                      63,154,444             52,633,245
                                                                      ==================================================



See notes to consolidated unaudited financial statements.

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              2003                            2002
                                                                 ----------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                            $        (377,966)              $       (5,793,227)
Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:
      Depreciation                                                          5,599,579                        9,592,329
      Amortization of intangibles                                                   -                           54,545
      Amortization of debt issuance costs                                     545,436                          496,771
      Loss on disposal of depreciable assets                                  264,029                          495,837
      Loss on debt extinguishment                                                   -                        3,124,648
      Provision for deferred income taxes                                    (612,247)                      (1,787,899)
      Accrued interest on subordinated exchange debentures                  1,240,974                        1,519,349
      Accretion of discount on subordinated exchange debentures                67,121                           93,646
      Accrued interest on notes from the sale of stock                        (11,242)                         (34,770)
      Changes in operating assets and liabilities:
           Trade accounts receivable                                      (12,013,380)                      (1,268,903)
           Inventories                                                        201,966                       (9,004,261)
           Income taxes refundable/payable                                  1,696,585                          399,941
           Prepaid expenses                                                  (287,092)                         258,191
           Trade accounts payable                                           2,081,904                        6,475,518
           Other accrued expenses                                          (1,389,954)                       1,025,316
           Salaries and wages                                                (551,321)                        (198,577)
           Taxes, other than income taxes                                     (47,815)                         317,616
                                                                 ----------------------------------------------------------------
Net cash provided by (used in) operating activities                        (3,593,423)                       5,766,070


INVESTING ACTIVITIES
Purchases of property, plant, and equipment                                (3,071,782)                     (6,395,881)
Proceeds from sale of equipment                                               138,000                          90,960
                                                                 ----------------------------------------------------------------
Net cash used in investing activities                                      (2,933,782)                     (6,304,921)
                                                                 ----------------------------------------------------------------


                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                             2003                           2002
                                                               ---------------------------------------------------------------

FINANCING ACTIVITIES
Payments of debt issuance costs                                                   -                       (9,424,191)
Net (payments) borrowings - revolving loan                                4,100,000                        4,000,000
Net (payments) borrowings - acquisition loan                                      -                      (21,000,000)
Payments on senior secured debt - term loans                                      -                     (197,554,923)
Proceeds from issuance of senior notes                                            -                      215,000,000
Issuance of common stock                                                          -                       20,000,000
                                                               ---------------------------------------------------------------
Net cash provided by financing activities                                 4,100,000                       11,020,886
                                                               ---------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                     (2,427,205)                      10,482,035
Cash and cash equivalents at beginning
   of period                                                              4,437,814                       18,319,923
                                                               ---------------------------------------------------------------
Cash and cash equivalents at end of period                       $        2,010,609               $       28,801,958
                                                               ===============================================================



See notes to consolidated unaudited financial statements.

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

           The accompanying consolidated financial statements of Von Hoffmann Holdings Inc. (formerly known as Von Hoffmann Corporation) and its wholly owned subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals and the effect on LIFO inventory valuations of estimated inflationary cost increases and year-end inventory levels) to present fairly the results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

           Diluted earnings per share for the three-month periods ended March 31, 2003 and March 31, 2002 do not include 4,950,000 common stock equivalents because they were anti-dilutive.

           The Company's business is subject to seasonal influences, therefore, interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Von Hoffmann Corporation (formerly known as Von Hoffmann Press, Inc.) (the "Subsidiary"), and its wholly owned subsidiaries: Von Hoffmann Graphics, Inc., H&S Graphics, Inc., Preface, Inc., One Thousand Realty and Investment Company, and Precision Offset Printing Company, Inc. Effective February 25, 2002, Von Hoffmann Graphics, Inc. was merged into the Subsidiary. Effective December 20, 2002, One Thousand Realty and Investment Company was merged into the Subsidiary. Intercompany accounts and transactions have been eliminated.


INCOME TAXES

           The provision for income taxes is computed using the liability method. Differences between the actual tax rate and statutory tax rate results primarily from the nondeductible portion of interest expense-subordinated exchange debentures.

EMPLOYEE STOCK OPTIONS

           As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows APB Opinion No. 25 and related interpretations in accounting for its stock compensation awards. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. Based on the Company's calculations, pro forma net income and earnings per share under the fair value method of SFAS No. 123 would not have been materially different from reported amounts for the three months ended March 31, 2003 and 2002.


RECLASSIFICATIONS

      Certain reclassifications have been made to the prior period's financial statements to conform with current period presentation.

2.         INVENTORIES

           Inventories are priced at cost using the last-in, first-out (LIFO) method that does not exceed market, for the period reported. The Company does not anticipate a material adjustment to the year-end LIFO reserve and thus, no quarterly LIFO adjustment has been made.



Inventories are comprised of the following amounts:

                             MARCH 31, 2003  MARCH 31, 2002   DECEMBER 31, 2002
       Raw Materials           $20,598,110      $21,782,966      $14,602,196
       Work In Process          12,927,508       12,435,839       19,125,388
                              ------------      -----------      -----------
                                33,525,618       34,218,805       33,727,584
       Less:  LIFO Reserve       1,689,994        1,791,945        1,689,994
                              ------------      -----------      -----------
                               $31,835,624      $32,426,860      $32,037,590
                              ============      ===========      ===========

3.         LONG TERM DEBT

           On March 26, 2002, the Subsidiary entered into a Senior Secured Credit Agreement (the "New Credit Agreement") that includes a revolving loan commitment of $90,000,000. The New Credit Agreement is secured by accounts receivable and inventory as well as by property, plant and equipment. At the Company's one-time option, the available borrowing base may be increased to provide borrowings of up to $100,000,000, subject to finding lenders to provide such increase. The New Credit Agreement expires November 15, 2006.

           In addition, on March 26, 2002, the Subsidiary issued $215 million Senior Notes, due March 15, 2009 (the "2009 Senior Notes") at an interest rate of 10.25 percent. The proceeds from the New Credit Agreement and the 2009 Senior Notes were used to pay off all outstanding balances under the Company's prior credit agreement.

           As a result of the extinguishment of the prior credit agreement in the first quarter of 2002, the Company recognized a loss of $3.1 million, reflected within the loss on debt extinguishment. The loss represents the write-off of deferred debt issuance costs associated with the prior credit agreement.

4.         ACCOUNTING CHANGES

           In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB statement No. 13, and Technical Corrections" ("SFAS 145"). Under SFAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. Adoption of this Statement is required for fiscal years beginning after May 15, 2002. We adopted SFAS 145 effective for interim periods subsequent to June 30, 2002, which required restatement of all comparative periods presented. The Statement of Operations for the three-months ended March 31, 2002 reflects the restatement of previously recorded extraordinary loss of approximately $3.1 million, classified as loss on debt extinguishment.

5.         RELATED PARTY TRANSACTION

           As part of the financing activity in 2002 discussed in Note 3, the Company paid consulting fees associated with formulation of financial strategies, as reflected in special consulting expenses for the three-month period ended March 31, 2002, to Credit Suisse First Boston Corporation ("Credit Suisse"), an affiliate of the majority stockholder in the Company, of approximately $1.0 million. In addition, the Company paid fees associated with the 2009 Senior Notes and New Credit Agreement, as reflected in deferred debt issuance cost at March 31, 2002, to Credit Suisse of approximately $8.2 million. The Company believes the amount paid to Credit Suisse in these transactions was no more favorable than an amount it would have paid to independent third parties for the same service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

           This discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this quarterly report. Certain statements in this section are forward-looking statements.
See "Forward-Looking Statements."

GENERAL

           Von Hoffmann Corporation ("Von Hoffmann") is a wholly-owned subsidiary of Von Hoffmann Holdings Inc. ("Holdings" and together with its subsidiaries, the "Company" or "we"). We manufacture case-bound and soft-cover instructional materials in the United States. Our products are sold principally to educational publishers who, in turn, sell them into the elementary and high school ("ELHI") and college instructional materials markets. In addition to instructional materials manufacturing, we provide our customers with a full range of value-added printing and design services from early design processes to final manufacture and distribution of our products. We additionally manufacture products sold to the commercial market place where we target business-to-business catalog manufacturers, the federal government printing office, trade publishers, health-care catalog manufacturers, the financial services industry and numerous other small niches.

           Our sales of products and services are affected by a number of factors, including the ELHI textbook adoption process, general economic conditions and market seasonality. Our sales of instructional materials, from which we derived 71% of our net sales in 2002, are also affected over the long term by demographic trends in ELHI and college enrollment.

           The textbook adoption process, around which ELHI book publishers schedule the timing of new textbook introductions, is typically limited to a small number of disciplines in any state in any given year. Adoptions in core disciplines such as reading, mathematics or science in larger states such as California, Texas or Florida, however, can lead to significant increases in net sales in a given year. Additionally, orders for reprints associated with a textbook awarded through the adoption process can generate significant revenues during the adoption cycle, which can range from four to eight years, depending on the subject matter and the state. Non-adoption, or open territory states, tend to follow the lead provided by adoption states as many new titles are brought to the market in specific response to the adoption schedule.

           Our net sales of products and services are also affected by general economic conditions. In particular, net sales to the instructional materials market are affected as the majority of public funding for education comes from state and local tax revenues, which have a direct correlation with prevailing economic activity levels. Product demand and our sales in the segments of the commercial market we serve is also sensitive to economic conditions

           We experience seasonal market fluctuations in our net sales and production for the educational textbook and commercial markets. State and local textbook purchasing and delivery schedules significantly influence the seasonality of the demand for our products in these areas. The purchasing schedule for the ELHI markets usually starts in the spring and peaks in the summer months preceding the start of the school year. The majority of college textbook sales occur from June through August and November through January. Our net sales to the commercial market tend to peak in the third and fourth quarters, with the fourth quarter representing the strongest quarter. Net sales of our digital pre-press and composition businesses tend to precede the peak production periods for textbook manufacturing by a quarter with our business peaking in the first and second quarters of our calendar fiscal year.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

           Net Sales. Net sales increased $11.1 million, or 13.4%, to $93.8 million for the quarter ended March 31, 2003, from $82.7 million for the quarter ended March 31, 2002. The increase in net sales was driven primarily by significant growth in both the supplementary education and the four-color non-education markets. Net sales levels were supported further by stable performance in our four-color elementary and college markets.

           Cost of Products and Services. Costs of products and services increased $5.0 million from $73.3 million for the quarter ended March 31, 2002, to $78.3 million for the quarter ended March 31, 2003. As a percentage of net sales, costs of products and services decreased from 88.7% for the quarter ended March 31, 2002, to 83.5% for the quarter ended March 31, 2003. The decrease in costs of products and services as a percentage of net sales primarily represents the impact of a reduction in depreciation expense of approximately $3.8 million in the first quarter of 2003 over the first quarter of 2002. The reduction reflects the significant amount of assets within the Jefferson City facility that became fully depreciated in the third quarter of 2002. After taking into account the above depreciation change, costs of products and services as a percentage of net sales would be 86.8%. The remaining decrease reflects the impact of various cost initiatives put in place over the past year as well as the increased production activity between the two periods. Cost initiatives resulted in the reduction of headcount by approximately 5% from March 2002 to March 2003. Productivity improved as a result of the benefit of capital expenditures incurred in 2002 as well as better operating performance within all of our operating divisions.

           Gross Profit. Gross profit increased $6.1 million, or 65.3%, from $9.4 million for the quarter ended March 31, 2002, to $15.5 million for the quarter ended March 31, 2003. As a percentage of net sales, gross margin was 11.3% for the first quarter of 2002 as compared to 16.5% for the corresponding period in 2003. The increase in gross margin is the result of the factors discussed above in net sales and costs of products and services.

           Operating Expenses. Operating expenses decreased $1.4 million, or 19.1%, from $7.1 million for the quarter ended March 31, 2002, to $5.7 million for the quarter ended March 31, 2003. The decrease was primarily attributable to a $1.0 million payment to Credit Suisse in 2002 for consulting fees in connection with the formation of financial strategies.

           Loss on Debt Extinguishment. On March 26, 2002, Von Hoffmann entered into a Senior Secured Credit Agreement, dated as of March 26, 2002 (as amended the "Senior Credit Facility"), which provides for loans of up to $90.0 million. Concurrently, Von Hoffmann issued $215.0 million aggregate principal amount of 10.25% senior notes due 2009 (the "2009 Senior Notes"). The proceeds from these transactions were used to pay off all outstanding balances under our prior credit agreement. As a result of these transactions, we incurred a loss from the write-off of deferred debt issuance costs of $3.1 million in the first quarter of 2002.

           Interest Expense - Subsidiary. Interest expense - Subsidiary, which reflects interest incurred by Von Hoffmann and its consolidated subsidiaries, increased $2.4 million, or 37.5%, from $6.4 million for the quarter ended March 31, 2002, to $8.8 million for the quarter ended March 31, 2003. The increase was primarily attributable to a higher average borrowing rate of 10.44% in the 2003 period as compared to an average borrowing rate of 6.63% in the 2002 period. The higher average borrowing rate reflected Von Hoffmann's issuance in March 2002 of the 2009 Senior Notes. The proceeds of this debt were used to repay our prior credit facility which was advanced principally on a floating LIBOR rate basis.

           Interest Expense - Subordinated Exchange Debentures. Interest expense -Subordinated Exchange Debentures relates to interest on the subordinated exchange debentures due 2009 of Holdings (the "Subordinated Exchange Debentures") which bear interest at 13.5% per annum. Interest expense - Subordinated Exchange Debentures decreased $0.3 million, or 18.9%, from $1.6 million for the quarter ended March 31, 2002, to $1.3 million for the quarter ended March 31, 2003. The decrease resulted from Holdings' repurchase of approximately 28.3% of its Subordinated Exchange Debentures in the third quarter of 2002, which was partially offset by a period to period increase arising from the interest compounding effect on the accretion of the remaining outstanding Subordinated Exchange Debentures.

           Income Tax Benefit. During the first quarter of 2003, the Company recorded a $0.3 million tax benefit, compared to a $3.5 million benefit for 2002. The effective tax rate for the first quarter of 2003 was 41.9% as compared to 37.8% in 2002. The higher effective rate is driven by the proportional impact of certain interest expense relating to the Subordinated Exchange Debentures not being deductible.

           Net Loss. Net loss for the quarter ended March 31 2003, was $0.4 million compared to net loss of $5.8 million for the quarter ended March 31, 2002. The reduction in net loss was primarily attributable to improved operating results, a reduction in special consulting expenses and the negative impact in 2002 of the loss on debt extinguishment.

LIQUIDITY AND CAPITAL RESOURCES

           Cash Provided by (Used in) Operating Activities. Cash used in operations for the three-month period ended March 31, 2003, was $3.6 million compared to $5.8 million provided for the three-month period ended March 31, 2002, a decrease of $9.4 million. The reduction in operating cash flow primarily relates to level of accounts receivable at the end of the first quarter in 2003. The increased level of receivables corresponds to the timing of sales recognition later in the quarter as compared to the prior year as well as the later timing of cash receipts on certain key customers. We believe that no material collectibility issues are present with the March 31, 2003 accounts receivable balance.

           Cash Used in Investing Activities. Net cash used in investing activities for the three-month period ended March 31, 2003, was $2.9 million compared to $6.3 million for the three-month period of 2002. The reduction was primarily driven by reduced capital expenditures.

           Cash Provided by Financing Activities. Net cash provided in financing activities for the three-month period ended March 31, 2003, was $4.1 million compared to $11.0 million for the three-month period of 2002.

           In 2003, activity was restricted to revolver borrowings for working capital requirements. On March 26, 2002, Von Hoffmann entered into the Senior Credit Facility, which incorporates a revolving loan commitment of $90.0 million. At our one-time option, the available borrowings may be increased to provide for borrowings of up to $100.0 million, subject to finding lenders to provide such increase and available borrowing base. On March 26, 2002, Von Hoffmann also issued the 2009 Senior Notes raising proceeds of $215.0 million. The proceeds from the Senior Credit Facility and the 2009 Senior Notes were used to pay off all outstanding balances under our prior senior credit facility. In addition, Holdings issued 20,000,000 shares of common stock to its majority stockholder for $20.0 million on March 26, 2002.

CAPITAL EXPENDITURE REQUIREMENTS

           Capital expenditures for the three months ended March 31, 2003, were $3.1 million compared to $6.4 million for the three months ended March 31, 2002. These capital expenditures focused on manufacturing efficiencies in order to improve operating performance. We expect our capital expenditures for 2003 to be approximately $12.0 to $15.0 million, based on a capital expenditure program directed at productivity throughout the entirety of our operations. We believe that current capacity is adequate in the near term based on anticipated utilization rates. Accordingly, our focus is directed at capital expenditures that will improve our cost position.

DEBT SERVICE REQUIREMENTS

           Our Senior Credit Facility provides for revolving loans of up to $90.0 million. The facility is secured by accounts receivable, inventory and property, plant and equipment and at our option, may be increased to provide for borrowings of up to $100.0 million, subject to finding lenders to provide such increase. The facility is subject to borrowing base availability and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and the sale of assets. We also have $215.0 million aggregate principal amount of 2009 Senior Notes and $100.0 million aggregate principal amount of 10.375% senior subordinated notes due 2007 (the "2007 Notes") outstanding. The Subordinated Exchange Debentures bear interest at 13.5% per annum, and while cash interest payments are prohibited, interest on the Subordinated Exchange Debentures accretes to principal. Holdings' obligation to make cash interest payments with respect to the Subordinated Exchange Debentures is subject to the terms of its and its subsidiaries' then-outstanding indebtedness and any other applicable contractual provisions limiting their ability to declare and pay cash interest. Our Senior Credit Facility prohibits the payment of such cash interest. The principal amount outstanding on the Subordinated Exchange Debentures as of March 31, 2003 was $39.1 million (on an accreted basis). As of March 31, 2003, we had total indebtedness of $356.1 million and had $80.0 million of additional borrowings available under our Senior Credit Facility, after excluding $1.6 million of letters of credit outstanding under that facility.

           Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under the Senior Credit Facility will be adequate to meet our liquidity needs for the foreseeable future, including scheduled payments of interest on the 2009 Senior Notes and 2007 Notes and payments of interest on the borrowings under the Senior Credit Facility. Our ability to make payments on and to refinance our indebtedness, including our Senior Credit Facility, the 2009 Senior Notes and 2007 Notes, and to fund our business initiatives, however, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Credit Facility or under any future financings on satisfactory terms in an amount sufficient to enable us to pay our indebtedness, including our Senior Credit Facility, the 2009 Senior Notes and 2007 Notes, or to fund our other liquidity needs.

           In the future, we may use proceeds from our indebtedness, excess cash, borrowings under our Senior Credit Facility or proceeds from issuances of equity securities to repurchase some of our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity, contractual restrictions and other factors. The amounts involved may be material.

CRITICAL ACCOUNTING POLICIES

                     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United
States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to the recovery of inventories, property, plant and equipment and goodwill. Management bases its estimates and judgments on historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates. The significant accounting policies which management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

           Inventories

           We value substantially all of our inventory at the lower of cost, as determined using the last-in, first-out (LIFO) method, or market. The remainder of inventory is valued at the lower of cost, as determined using the first-in, first-out (FIFO) method, or market. Inventories include material, labor and manufacturing overhead. We record a reserve for excess and obsolete inventory based primarily upon historical and forecasted demand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

           Revenue Recognition

           The Securities and Exchange Commission's Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition," provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In accordance with SAB No. 101, we recognize revenue when the specific project is complete as determined by the contractual agreement and collectibility is reasonably assured.

           Property, Plant and Equipment

           Property, plant and equipment are stated at cost. We capitalize all repair and maintenance costs which result in significant increases in the useful life of the underlying asset. All other repair and maintenance costs are expensed. Depreciation is computed using straight-line or accelerated methods over various lives, dependent on the asset. Management assesses long-lived assets for impairment under Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

           Goodwill

           Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under this new rule, goodwill is no longer amortized, but is subject to annual impairments. Other intangible assets continue to be amortized over their useful lives. In addition to the annual impairment reviews, goodwill is reviewed for impairment whenever events and changes in market conditions or poor operating results indicate a decline in value thereby potentially requiring an impairment charge. If we determine the carrying value of goodwill may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of goodwill exceeds its fair value. Fair value is measured based on an earnings multiple method using current industry standards and current internal operating performance. We believe that the estimates used in determining fair values are reasonable, however, changes in these current factors used to determine fair values could materially effect the evaluations.

           In 2002, we performed a transitional test upon adoption as well as its annual test during the fourth quarter. We did not recognize any impairment of goodwill in connection with these tests. As a result of positive operating performance for the first quarter of 2003, management believes no impairment is present.


FORWARD-LOOKING STATEMENTS
           From time to time, we make forward-looking statements.
Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto.

           We may include forward-looking statements in this and our other periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in our press releases, in other written materials, and in statements made by employees to analysts, investors, representatives of the media, and others.

           By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that prediction, forecasts, projections and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors, including without limitation those discussed elsewhere in this report. Investors and others should carefully consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

           Forward-looking statements made by us are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, we undertake no obligation to correct or update a forward-looking statement should we later become aware that it is not likely to be achieved. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

           We are exposed to market risk from changes in interest rates. At December 31, 2002, we did not have outstanding borrowings against our Senior Credit Facility at variable rates. As of March 31, 2003, we had approximately $4.1 million of borrowings at variable rates. Substantially all of our outstanding long term debt is at fixed interest rates. Therefore, our exposure to interest rate fluctuations is immaterial.

           Two customers and their affiliates accounted for approximately 27.9% of 2002 net sales and approximately 15.6% of December 31, 2002 accounts receivable. For the three months ended March 31, 2003, these two customers and their affiliates continued to account for a significant amount of our net sales and accounts receivable. The loss of either of these customers or a significant reduction in order volumes from them would have a material adverse effect on us. We manage credit risk by continually reviewing creditworthiness of our customer base as well as thoroughly analyzing new accounts to effectively manage our exposure.

ITEM 4.      CONTROLS AND PROCEDURES.

a.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

           (a) Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

           (b) There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We are not currently a party to any material lawsuit or proceeding.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On February 10, 2003, at the Annual Meeting of Shareholders of Holdings, the shareholders of Holdings approved the following matters:


           1. The following persons were elected as directors by the following vote:

--------------------------- -------------------- -------------------------------
                            For*                 Authority Withheld
--------------------------- -------------------- -------------------------------
Nicole S. Arnaboldi         62,710,000           444,444
--------------------------- -------------------- -------------------------------
David F. Burgstahler        62,710,000           444,444
--------------------------- -------------------- -------------------------------
Robert S. Christie          62,710,000           444,444
--------------------------- -------------------- -------------------------------
Harold E. Layman            62,710,000           444,444
--------------------------- -------------------- -------------------------------
Robert S. Mathews           62,710,000           444,444
--------------------------- -------------------- -------------------------------
James A. Quella             62,710,000           444,444
--------------------------- -------------------- -------------------------------
Robert A. Uhlenhop          62,710,000           444,444
--------------------------- -------------------- -------------------------------

           * out of a total of 63,154,444 shares eligible to vote



           2. Approve a proposal to adopt Holdings' 2003 Stock Option Plan:

----------------------------- -------------------------------------------------
For*                          Authority Withheld
----------------------------- -------------------------------------------------
62,710,000                    444,444
----------------------------- -------------------------------------------------

           * out of a total of 63,154,444 shares eligible to vote


           On February 10, 2003, at the Annual Meting of Shareholders of Von Hoffmann, the sole shareholder of Von Hoffmann approved the following matters:


1. The following persons were unanimously elected as directors - David F. Burgstahler, Robert S. Christie, Harold E. Layman, Robert S. Mathews and James
A. Quella.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

Exhibit 99.1 - Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



Reports on Form 8-K
-------------------

No reports on Form 8-K have been filed during the three-month period ended March 31, 2003.

                                   SIGNATURES
                                   ----------


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


Date:  May 5, 2003

                             VON HOFFMANN HOLDINGS INC.


                             By:  /s/ Robert S. Mathews
                                  ----------------------------------------------
                                   Name:  Robert S. Mathews
                                   Title: Chief Executive Officer,
                                          President and Director


                             By:  /s/ Gary Wetzel
                                  ----------------------------------------------
                                   Name:  Gary Wetzel
                                   Title: Executive Vice President, Chief
                                           Financial Officer and Treasurer


                             VON HOFFMANN CORPORATION


                             By:  /s/ Robert S. Mathews
                                  ----------------------------------------------
                                   Name:  Robert S. Mathews
                                   Title: Chief Executive Officer, President,
                                          Chief Operating Officer and Director


                             By:  /s/ Gary Wetzel
                                  ----------------------------------------------
                                    Name:  Gary Wetzel
                                    Title: Vice Chairman of the Board, Vice
                                           President, Chief Financial Officer
                                           and Treasurer

                                  CERTIFICATION


I, Robert S. Matthews, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Von Hoffmann Holdings Inc. and Von Hoffman Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 5, 2003



                                        /s/ Robert S. Mathews
                                        ----------------------------------------
                                        Name:  Robert S. Mathews
                                        Title: Chief Executive Officer

                                  CERTIFICATION


I, Gary Wetzel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Von Hoffmann Holdings Inc. and Von Hoffman Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 5, 2003

                             /s/ Gary Wetzel
                             -----------------------------------
                             Name: Gary Wetzel
                             Title: Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.                        Description
-----------                        -----------

99.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.