Form 10-Q
period 2003-06-30
VON HOFFMANN CORP; VON HOFFMANN HOLDINGS INC
filed 2003-08-04
CIK 1175474, 1175820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________


                        Commission file number 333-90992


                           VON HOFFMANN HOLDINGS INC.
                            VON HOFFMANN CORPORATION*
           (Exact name of registrants as specified in their charters)

              DELAWARE                                     22-1661746
              DELAWARE                                     43-0633003
--------------------------------------        ----------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                    Identification number)


 1000 CAMERA AVENUE, ST. LOUIS, MISSOURI                      63126
 1000 CAMERA AVENUE, ST. LOUIS, MISSOURI                      63126
-----------------------------------------           ----------------------------
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


          Number of shares of common stock, par value $0.01 per share, of Von Hoffmann Holdings Inc. outstanding at August 4, 2003: 63,154,444

* Von Hoffmann Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format.

                           VON HOFFMANN HOLDINGS INC.
                            VON HOFFMANN CORPORATION

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


                                                                                                                   Page
                                                                                                                   ----
PART I.       FINANCIAL INFORMATION
Item 1.        Consolidated Financial Statements of Von Hoffmann Holdings Inc. and Subsidiaries:
               Consolidated Balance Sheets as of June 30, 2003, June 30, 2002 and December 31, 2002.................3
               Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002..............5
               Consolidated Statements of Operations for the six months ended June 30, 2003 and 2002................6
              Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002.................7
               Notes to Consolidated Unaudited Financial Statements.................................................9
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations...............12
Item 3.        Quantitative and Qualitative Disclosure about Market Risk...........................................19
Item 4.       Controls and Procedures..............................................................................20

PART II.      OTHER INFORMATION
Item 1.        Legal Proceedings...................................................................................21
Item 2.        Changes in Securities...............................................................................21
Item 3.        Defaults Upon Senior Securities.....................................................................21
Item 4.        Submission of Matters to a Vote of Security Holders.................................................21
Item 5.        Other Information...................................................................................21
Item 6.        Exhibits and Reports on Form 8-K....................................................................21

SIGNATURES.........................................................................................................22


                         PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30, 2003         JUNE 30, 2002          DECEMBER 31,
                                                                         (UNAUDITED)           (UNAUDITED)               2002
                                                                    ----------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $       10,203,268    $       23,538,759   $        4,437,814
   Trade accounts receivable, less allowance for doubtful
      accounts of $475,085 at June 30, 2003, June 30, 2002
      and December 31, 2002                                                   62,065,378            61,798,135           49,140,939
   Inventories                                                                39,490,760            42,687,468           32,037,590
   Income taxes refundable                                                             -                     -            1,610,764
   Deferred income taxes                                                       2,509,104             1,955,392            2,492,145
   Prepaid expenses                                                              851,381               539,839            1,057,038
                                                                    ----------------------------------------------------------------
                                                                             115,119,891           130,519,593           90,776,290

Deferred debt issuance cost, net of accumulated amortization of $4,453,790 at
   June 30, 2003, $2,237,075 at June 30, 2002, and
   $3,362,918 at December 31, 2002                                            10,032,697            11,661,745           11,123,569

Property, plant, and equipment:
   Buildings and improvements                                                 45,973,759            46,986,215           45,907,423
   Machinery and equipment                                                   225,301,049           221,791,242          225,624,848
   Transportation equipment                                                      811,600               850,624              841,600
   Furniture and fixtures                                                      7,005,246            10,615,492            6,633,872
                                                                    ----------------------------------------------------------------
                                                                             279,091,654           280,243,573          279,007,743
   Allowance for depreciation and amortization                              (168,672,958)         (151,735,859)        (158,552,832)
                                                                    ----------------------------------------------------------------
                                                                             110,418,696           128,507,714          120,454,911
   Installation in process                                                     6,599,692             4,293,002            3,016,871
   Land                                                                        4,894,397             4,894,397            4,894,397
                                                                    ----------------------------------------------------------------
                                                                             121,912,785           137,695,113          128,366,179


Goodwill                                                                     189,854,557           189,301,815          189,854,557

Covenant not to compete, net of accumulated amortization of
   $890,909 at June 30, 2002                                                           -               109,091                    -
                                                                    ----------------------------------------------------------------
                                                                      $      436,919,930    $      469,287,357    $     420,120,595
                                                                    ================================================================

See notes to consolidated unaudited financial statements.


                                                                        JUNE 30, 2003         JUNE 30, 2002          DECEMBER 31,
                                                                         (UNAUDITED)           (UNAUDITED)               2002
                                                                    ----------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                             $       22,567,267           $20,034,315          $13,907,327
   Other accrued expenses                                                     15,898,533            14,306,730           14,898,413
   Salaries and wages                                                          6,914,287             6,719,530            5,864,837
   Taxes, other than income taxes                                              1,099,449             1,220,268              427,305
   Income taxes payable                                                        1,475,400               726,107                    -
                                                                    ----------------------------------------------------------------
                                                                              47,954,936            43,006,950           35,097,882

Long-term liabilities and reserves:
   Deferred income taxes                                                      10,202,957             9,709,113           11,383,698
   Senior secured credit agreement - revolving loan                                    -            30,000,000                    -
   Senior notes                                                              215,000,000           215,000,000          215,000,000
   Senior subordinated notes                                                 100,000,000           100,000,000          100,000,000
   Subordinated exchange debentures                                           38,340,100            46,294,538           35,681,157
                                                                    ----------------------------------------------------------------
                                                                             363,543,057           401,003,651          362,064,855


Stockholders' equity:
   Common stock; $0.01 par value per share; 150,000,000 shares authorized;
      71,594,444 shares issued at June 30, 2003, June 30, 2002 and
      December 31, 2002                                                          715,944               715,944              715,944

   Additional paid-in capital                                                 86,434,271            85,881,528           86,434,271
   Accumulated deficit                                                       (52,753,494)          (53,468,912)         (55,240,233)
   Treasury stock; at cost, 8,440,000 shares at June 30,
      2003, 7,060,000 shares at June 30, 2002 and 8,440,000
      shares at December 31, 2002
                                                                              (8,470,000)           (7,090,000)          (8,470,000)
   Notes receivable from the sale of stock and accrued interest
                                                                                (504,784)             (761,804)            (482,124)
                                                                    ----------------------------------------------------------------
                                                                              25,421,937            25,276,756           22,957,858
                                                                    ----------------------------------------------------------------


                                                                     $       436,919,930   $       469,287,357  $       420,120,595
                                                                    ================================================================

See notes to consolidated unaudited financial statements.

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                               2003                    2002
                                                                      --------------------------------------------------
Net sales                                                               $       104,363,465    $       112,025,340
Cost of products and services                                                    83,639,532             92,153,468
                                                                      --------------------------------------------------
Gross profit                                                                     20,723,933             19,871,872

Operating expenses:
   Selling and administrative expenses                                            5,513,064              8,312,679
   Special consulting expenses                                                      167,935                471,297
                                                                      --------------------------------------------------
                                                                                  5,680,999              8,783,976
                                                                      --------------------------------------------------
Income from operations                                                           15,042,934             11,087,896

Interest income                                                                      23,723                107,366
Gain (loss) on disposal of depreciable assets                                       (23,832)             3,507,265
Interest expense - subsidiary                                                    (8,816,626)            (9,249,444)
Interest expense - subordinated exchange debentures                              (1,350,847)            (1,665,412)
                                                                      --------------------------------------------------
                                                                                (10,167,582)            (7,300,225)
                                                                      --------------------------------------------------
Income before income taxes                                                        4,875,352              3,787,671

Income tax provision                                                              2,010,647              1,519,450
                                                                      --------------------------------------------------

Net income                                                             $          2,864,705    $         2,268,221
                                                                      ==================================================

Net income per common share:
   Basic                                                               $               0.05    $              0.03
                                                                      ==================================================
   Diluted                                                             $               0.04    $              0.03
                                                                      ==================================================

Average number of shares outstanding:
   Basic                                                                         63,154,444             70,842,136
                                                                      ==================================================
    Diluted                                                                      68,104,444             75,792,136
                                                                      ==================================================

See notes to consolidated unaudited financial statements.

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                               2003                    2002
                                                                      --------------------------------------------------
Net sales                                                               $       198,114,120    $       194,691,467
Cost of products and services                                                   161,901,401            165,451,008
                                                                      --------------------------------------------------
Gross profit                                                                     36,212,719             29,240,459

Operating expenses:
   Selling and administrative expenses                                           11,089,295             14,164,685
   Special consulting expenses                                                      333,935              1,712,972
                                                                      --------------------------------------------------
                                                                                 11,423,230             15,877,657
                                                                      --------------------------------------------------
Income from operations                                                           24,789,489             13,362,802

Interest income                                                                      44,702                157,612
Gain (loss) on disposal of depreciable assets                                      (287,861)             3,011,428
Loss on debt extinguishment                                                               -             (3,124,648)
Interest expense - subsidiary                                                   (17,662,166)           (15,643,726)
Interest expense - subordinated exchange debentures                              (2,658,942)            (3,278,406)
                                                                      --------------------------------------------------
                                                                                (20,564,267)           (18,877,740)
                                                                      --------------------------------------------------
Income (loss) before income taxes                                                 4,225,222             (5,514,938)

Income tax provision (benefit)                                                    1,738,483             (1,989,931)
                                                                      --------------------------------------------------

Net income (loss)                                                           $     2,486,739    $        (3,525,007)
                                                                      ==================================================

Net income (loss) per common share:
   Basic                                                                    $          0.04    $             (0.05)
                                                                      ==================================================
   Diluted                                                                  $          0.04    $             (0.05)
                                                                      ==================================================

Average number of shares outstanding:
   Basic                                                                         63,154,444             67,127,301
                                                                      ==================================================
    Diluted                                                                      68,104,444             67,127,301
                                                                      ==================================================


See notes to consolidated unaudited financial statements.

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                              2003                            2002
                                                                 ----------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                   $       2,486,739               $       (3,525,007)
Adjustments to reconcile net loss
   to net cash provided by operating activities:
      Depreciation                                                         11,192,365                       17,940,506
      Amortization of intangibles                                                   -                          109,090
      Amortization of debt issuance costs                                   1,090,872                        1,182,236
      Loss (gain) on disposal of depreciable assets                           287,861                       (3,011,428)
      Loss on debt extinguishment                                                   -                        3,124,648
      Provision for deferred income taxes                                  (1,197,700)                      (3,063,954)
      Accrued interest on subordinated exchange debentures                  2,524,700                        3,091,115
      Accretion of discount on subordinated exchange debentures               134,243                          187,291
      Accrued interest on notes from the sale of stock                        (22,660)                         (68,013)
      Changes in operating assets and liabilities:
           Trade accounts receivable                                      (12,924,439)                     (15,047,344)
           Inventories                                                     (7,453,170)                     (19,425,622)
           Income taxes refundable/payable                                  3,086,164                        3,182,680
           Prepaid expenses                                                   205,657                           56,112
           Trade accounts payable                                           8,659,940                        9,673,657
           Other accrued expenses                                           1,000,120                       10,217,802
           Salaries and wages                                               1,049,450                       (2,537,532)
           Taxes, other than income taxes                                     672,144                          539,053
                                                                 ----------------------------------------------------------------
Net cash provided by operating activities                                  10,792,286                        2,625,290


INVESTING ACTIVITIES
Purchases of property, plant, and equipment                                (5,170,832)                     (9,043,670)
Proceeds from sale of equipment                                               144,000                       4,896,288
                                                                 ----------------------------------------------------------------
Net cash used in investing activities                                      (5,026,832)                     (4,147,382)
                                                                 ----------------------------------------------------------------


                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                             2003                           2002
                                                               ---------------------------------------------------------------


FINANCING ACTIVITIES
Payments of debt issuance costs                                                   -                      (10,501,524)
Net (payments) borrowings - revolving loan                                        -                        7,000,000
Net (payments) borrowings - acquisition loan                                      -                      (21,000,000)
Payments on senior secured debt - term loans                                      -                     (197,554,923)
Proceeds from issuance of senior notes                                            -                      215,000,000
Purchase of treasury stock                                                        -                       (7,000,000)
Repayment of notes on sale of stock                                               -                          797,375
Issuance of common stock                                                          -                       20,000,000
                                                               ---------------------------------------------------------------
Net cash provided by financing activities                                         -                        6,740,928
                                                               ---------------------------------------------------------------
Net increase in cash and cash equivalents                                 5,765,454                        5,218,836
Cash and cash equivalents at beginning
   of period                                                              4,437,814                       18,319,923
                                                               ---------------------------------------------------------------
Cash and cash equivalents at end of period                       $       10,203,268               $       23,538,759
                                                               ===============================================================


See notes to consolidated unaudited financial statements.

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

           The accompanying consolidated financial statements of Von Hoffmann Holdings Inc. (formerly known as Von Hoffmann Corporation) and its wholly owned subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and reflect all adjustments which management believes necessary to present fairly the results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

           Diluted earnings per share for the six months ended June 30, 2002 did not include 4,950,000 common stock equivalents because they were anti-dilutive.

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


INCOME TAXES

           The provision for income taxes is computed using the liability method. Differences between the effective tax rate for financial reporting purposes and statutory tax rate result primarily from the nondeductible portion of interest expense-subordinated exchange debentures.

EMPLOYEE STOCK OPTIONS

           As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows APB Opinion No. 25 and related interpretations in accounting for its stock compensation awards. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. Based on the Company's calculations, pro forma net income and earnings per share under the fair value method of SFAS No. 123 would not have been materially different from reported amounts for the three months and six months ended June 30, 2003 and 2002.


RECLASSIFICATIONS

      Certain reclassifications have been made to the prior period's financial statements to conform with current period presentation.

2.         INVENTORIES

           The Company values substantially all of its inventory at the lower of cost, as determined using the last-in, first-out (LIFO) method, or market. The remainder of inventory is valued at the lower of cost, as determined using the first-in, first-out (FIFO) method, or market. The Company does not anticipate a material adjustment to the year-end LIFO reserve and thus, no quarterly LIFO adjustment has been made.

           Inventories are comprised of the following amounts:

                                               JUNE 30, 2003                 JUNE 30, 2002             DECEMBER 31, 2002
                                               -------------                 -------------             -----------------
       Raw Materials                             $23,717,876                   $23,168,200                 $14,602,196
       Work In Process                            17,462,878                    21,311,213                  19,125,388
                                                ------------                  ------------                ------------
                                                  41,180,754                    44,479,413                  33,727,584
       Less:  LIFO Reserve                         1,689,994                     1,791,945                   1,689,994
                                                ------------                  ------------                ------------
                                                 $39,490,760                   $42,687,468                 $32,037,590
                                                ============                  ============                ============

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

           In addition, on March 26, 2002, the Subsidiary issued $215 million aggregate principal amount of Senior Notes, due March 15, 2009 (the "2009 Senior Notes") at an interest rate of 10.25 percent. The proceeds from the New Credit Agreement and the 2009 Senior Notes were used to pay off all outstanding balances under the Company's prior credit agreement.

           As a result of the extinguishment of the prior credit agreement in the first quarter of 2002, the Company recognized a loss of $3.1 million, reflected within the loss on debt extinguishment. The loss represents the write-off of deferred debt issuance costs associated with the prior credit agreement.

4.         ACCOUNTING CHANGES

           In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB statement No. 13, and Technical Corrections" ("SFAS 145"). Under SFAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. Adoption of this Statement is required for fiscal years beginning after May 15, 2002. We adopted SFAS 145 effective for interim periods subsequent to June 30, 2002, which required restatement of all comparative periods presented. The Statement of Operations for the six-months ended June 30, 2002 reflects the restatement of previously recorded extraordinary loss of approximately $3.1 million, classified as loss on debt extinguishment.

5.         RELATED PARTY TRANSACTION

           As part of the financing activity in 2002 discussed in Note 3, the Company paid consulting fees associated with formulation of financial strategies, as reflected in special consulting expenses for the six months ended June 30, 2002, to Credit Suisse First Boston Corporation ("Credit Suisse"), an affiliate of the majority stockholder in the Company, of approximately $1.0 million. In addition, the Company paid fees associated with the offering of the 2009 Senior Notes and New Credit Agreement, as reflected in deferred debt issuance cost at June 30, 2002, to Credit Suisse of approximately $8.2 million. The Company believes the amount paid to Credit Suisse in these transactions was no more favorable than an amount it would have paid to independent third parties for the same service.

6.         UHLENHOP AGREEMENT

           On June 21, 2002, the Company and Robert Uhlenhop ("Uhlenhop"), former President and CEO, amended his employment agreement, and at that time, the Company paid Uhlenhop a one-time cash payment on an after-tax basis of $1.0 million. The Company recorded an expense, as reflected in selling and administrative expenses in 2002, of approximately $1.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

           Von Hoffmann Corporation ("Von Hoffmann") is a wholly-owned subsidiary of Von Hoffmann Holdings Inc. ("Holdings" and together with its subsidiaries, the "Company"). Unless otherwise stated or to the context otherwise requires, the terms "we", "us" and "our" refer to the Company. This discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Item 1 of this quarterly report. Certain statements in this discussion constitute forward-looking statements. See "Forward-Looking Statements."

GENERAL

           We manufacture case-bound and soft-cover instructional materials in the United States. Our products are sold principally to educational publishers who, in turn, sell them into the elementary and high school ("ELHI") and college instructional materials markets. In addition to instructional materials manufacturing, we provide our customers with a full range of value-added printing and design services from early design processes to final manufacture and distribution. We also manufacture products sold to the non-educational marketplace where we target business-to-business catalog manufacturers, the federal government printing office, trade publishers, health-care catalog manufacturers, the financial services industry and numerous other small niches.

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

           Our net sales of products and services are also affected by general economic conditions. In particular, net sales to the instructional materials market are affected as the majority of public funding for education comes from state and local tax revenues, which have a direct correlation with prevailing economic activity levels. Product demand and our sales in the segments of the non-educational market we serve is also sensitive to economic conditions

           We experience seasonal market fluctuations in our net sales and production for the educational textbook and non-educational markets. State and local textbook purchasing and delivery schedules have a significant influence over the seasonality of the demand for educational materials. The purchasing schedule for the ELHI markets usually starts in the spring and peaks in the summer months preceding the start of the school year. The majority of college textbook sales occur from June through August and November through January. Our net sales to the non-educational markets tend to peak in the third and fourth quarters, with the fourth quarter representing the strongest quarter. Net sales of our digital pre-press and composition businesses tend to precede the peak production periods for textbook manufacturing by a quarter with our business peaking in the first and second quarters of our calendar fiscal year.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

           Net Sales. Net sales decreased $7.6 million, or 6.8%, to $104.4 million for the quarter ended June 30, 2003, from $112.0 million for the quarter ended June 30, 2002. The decrease in net sales was primarily driven by the reduction of activity within our one and two-color non-educational markets. The non-educational markets in the quarter were adversely impacted in the second quarter of 2003 by on-going stagnant economic conditions. The decline in net sales to the non-educational market was partially offset by the continued increased performance in the four-color non-educational market and supplementary education market.

           Cost of Products and Services. Costs of products and services decreased $8.6 million from $92.2 million for the quarter ended June 30, 2002, to $83.6 million for the quarter ended June 30, 2003. As a percentage of net sales, costs of products and services decreased from 82.3% for the quarter ended June 30, 2002, to 80.1% for the quarter ended June 30, 2003. The decrease in costs of products and services as a percentage of net sales primarily represents the impact of a reduction in depreciation expense of approximately $2.6 million in the second quarter of 2003 over the second quarter of 2002. The reduction reflects the significant amount of assets within our Jefferson City facility that became fully depreciated in the third quarter of 2002.

           Gross Profit. Gross profit increased $0.8 million, or 4.3%, from $19.9 million for the quarter ended June 30, 2002, to $20.7 million for the quarter ended June 30, 2003. As a percentage of net sales, gross margin was 19.9% for the second quarter of 2003 as compared to 17.7% for the corresponding period in 2002. The increase in gross margin is the result of the factors discussed above in net sales and costs of products and services.

           Operating Expenses. Operating expenses decreased $3.1 million, or 35.3%, from $8.8 million for the quarter ended June 30, 2002, to $5.7 million for the quarter ended June 30, 2003. The decrease in operating expenses reflected a one-time $1.8 million payment made in 2002 to Robert Uhlenhop, former president and chief executive officer, as part of an amendment made to his employment agreement. In addition, we reduced our special consulting expenses and personnel costs by $0.6 million associated with the integration of Von Hoffmann Press, Inc. and Von Hoffmann Graphics, Inc.

           Gain (Loss) on Disposal of Depreciable Assets. During the quarter ended June 30, 2002, we reflected a gain on disposal of depreciable assets of $3.5 million as compared to a loss on disposal of less than $0.1 million during the quarter ended June 30, 2003. The 2002 gain reflected the disposition of our corporate aircraft, which resulted in a gain of $4.2 million, offset by losses incurred on the sale of certain non-performing manufacturing equipment.

           Interest Expense - Subsidiary. Interest expense - Subsidiary, which reflects interest incurred by Von Hoffmann and its consolidated subsidiaries, decreased $0.4 million, or 4.7%, from $9.2 million for the quarter ended June 30, 2002, to $8.8 million for the quarter ended June 30, 2003. The decrease was primarily attributable to minimal use of our revolving credit facility in 2003 compared to an average revolver balance of approximately $28 million in 2002.

           Interest Expense - Subordinated Exchange Debentures. Interest expense -Subordinated Exchange Debentures relates to interest on the subordinated exchange debentures due 2009 of Holdings (the "Subordinated Exchange Debentures") which bear interest at 13.5% per annum. Interest expense - Subordinated Exchange Debentures decreased $0.3 million, or 18.9%, from $1.7 million for the quarter ended June 30, 2002, to $1.4 million for the quarter ended June 30, 2003. The decrease resulted from Holdings' repurchase of approximately 28.3% of its Subordinated Exchange Debentures in the third quarter of 2002, which was partially offset by a period to period increase arising from the interest compounding effect on the accretion of the remaining outstanding Subordinated Exchange Debentures.

           Income Tax Provision. During the second quarter of 2003, we recorded a $2.0 million tax provision, compared to $1.5 million for 2002. The effective tax rate for the second quarter of 2003 was 41.2% as compared to 40.1% in 2002. The higher effective rate is driven by the proportional impact of certain interest expense relating to the Subordinated Exchange Debentures not being deductible.

           Net Income. Net income for the quarter ended June 30 2003 was $2.9 million compared to net income of $2.3 million for the quarter ended June 30, 2002. The increase was primarily attributable to performance outlined in gross profit and reduced levels of operating expense and interest expense. These improvements were impacted by the change of gain (loss) recognized on the disposal of depreciable assets.

SIX-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2002

           Net Sales. Net sales increased $3.4 million, or 1.8%, to $198.1 million for the six months ended June 30, 2003, from $194.7 million for the six months ended June 30, 2002. The increase in net sales was driven primarily by significant growth in both the supplementary educational and the four-color non-educational markets. Net sales levels were supported further by stable sales to the four-color ELHI and college materials market.

           Cost of Products and Services. Costs of products and services decreased $3.6 million from $165.5 million for the six months ended June 30, 2002, to $161.9 million for the six months ended June 30, 2003. As a percentage of net sales, costs of products and services decreased from 85.0% for the six-months ended June 30, 2002, to 81.7% for the six months ended June 30, 2003. The decrease in costs of products and services as a percentage of net sales primarily represents the impact of a reduction in depreciation expense of approximately $6.5 million in the first half of 2003 over the first half of 2002. The reduction reflects the significant amount of assets within our Jefferson City facility that became fully depreciated in the third quarter of 2002.

           Gross Profit. Gross profit increased $7.0 million, or 23.8%, from $29.2 million for the six months ended June 30, 2002, to $36.2 million for the six months ended June 30, 2003. As a percentage of net sales, gross margin was

18.3% for the first half of 2003 as compared to 15.0% for the corresponding period in 2002. The increase in gross margin is the result of the factors discussed above in net sales and costs of products and services.

           Operating Expenses. Operating expenses decreased $4.5 million, or 28.0%, from $15.9 million for the six months ended June 30, 2002, to $11.4 million for the six months ended June 30, 2003. Prior year results included a one-time $1.8 million payment to Robert Uhlenhop, former President and CEO, as part of an amendment to his employment agreement and special consulting expense of $1.0 million paid to Credit Suisse First Boston, in connection with the formulation of financial strategies. In addition, we reduced other special consulting expenses and personnel costs by $0.8 million as a result of the integration of Von Hoffmann Press, Inc. and Von Hoffmann Graphics, Inc. The remaining change reflects the impact of several cost initiatives undertaken throughout the organization.

           Gain (Loss) on Disposal of Depreciable Assets. During the six months ended June 30, 2002, we reflected a gain on disposal on depreciable assets of $3.0 million as compared to a loss on disposal of less than $0.3 million during the six months ended June 30, 2003. The 2002 gain reflected the disposition of the corporate aircraft, which resulted in a gain of $4.2 million, offset by losses incurred on the sale of certain non-performing manufacturing equipment.

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

           Interest Expense - Subsidiary. Interest expense - Subsidiary, which reflects interest incurred by Von Hoffmann and its consolidated subsidiaries, increased $2.1 million, or 12.9% from $15.6 million for the six months ended June 30, 2002, to $17.7 million for the six months ended June 30, 2003. The increase was primarily attributable to a higher average borrowing rate of 10.44% in the 2003 period as compared to an average borrowing rate of 8.32% in the 2002 period. The higher average borrowing rate reflected Von Hoffmann's issuance in March 2002 of the 2009 Senior Notes. The proceeds of this debt were used to repay our prior credit facility which was advanced principally on a floating LIBOR rate basis.

           Interest Expense - Subordinated Exchange Debentures. Interest expense -Subordinated Exchange Debentures relates to interest on the Subordinated Exchange Debentures, which bear interest at 13.5% per annum. Interest expense - Subordinated Exchange Debentures decreased $0.6 million, or 18.2%, from $3.3 million for the six months ended June 30, 2002, to $2.7 million for the six months ended June 30, 2003. The decrease resulted from Holdings' repurchase of approximately 28.3% of its Subordinated Exchange Debentures in the third quarter of 2002, which was partially offset by a period to period increase arising from the interest compounding effect on the accretion of the remaining outstanding Subordinated Exchange Debentures.

           Income Tax Provision ( Benefit). During the first half of 2003, the Company recorded a $1.7 million tax provision, compared to a $2.0 million benefit for 2002. The effective tax rate for the first half of 2003 was 41.1% as compared to 36.1% in 2002. The higher effective rate is driven by the proportional impact of certain interest expense relating to the Subordinated Exchange Debentures not being deductible.

           Net Income (Loss). Net income for the six months ended June 30, 2003 was $2.5 million compared to a net loss of $3.5 million for the six months ended June 30, 2002. The increase in net income was primarily attributable to improved operating results offset by higher interest costs.

LIQUIDITY AND CAPITAL RESOURCES

           Cash Provided by Operating Activities. Cash provided in operations for the six months ended June 30, 2003, was $10.8 million compared to $2.6 million provided for the six months ended June 30, 2002, an increase of $8.2 million. The increase in operating cash flow primarily relates to improved operating results as well as higher working capital requirements for the six months ended June 30, 2002 as compared to the current year. At the end of 2001, the Company reduced net investment in working capital to low levels as a result of reduced activity levels. With the second and third quarter being the historical peak production periods, cash requirements for working capital can be high. Cash provided in operations in 2003 more closely approximates the historical performance.

           Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2003, was $5.0 million compared to $4.1 million for the six months ended June 30, 2002. We had purchases of property, plant and equipment of $5.2 million in 2003 compared to purchases of $9.0 million in 2002. In 2002, the higher capital expenditures were offset by proceeds from the sale of equipment, principally our corporate aircraft.

           Cash Provided by Financing Activities. Net cash provided in financing activities for the six months ended June 30, 2003, was zero compared to $6.7 million for the six months ended June 30, 2002. Cash provided by operations funded all investing activities, therefore, eliminating the need to use our revolver as of June 30, 2003. During the six months ended June 30, 2003, our financial activity was restricted to revolver borrowings for working capital requirements all of which were repaid by the end of the period.

           During the six months ended June 30, 2002, our financing activities related primarily to our 2002 refinancing. As part of that refinancing, on March 26, 2002, Von Hoffmann entered into the Senior Credit Facility, which incorporates a revolving loan commitment of $90.0 million. Concurrently, Von Hoffmann also issued the 2009 Senior Notes raising proceeds of $215.0 million. The proceeds from the Senior Credit Facility and the 2009 Senior Notes were used to pay off all outstanding balances under our prior senior credit facility. In addition, Holdings issued 20,000,000 shares of common stock to its majority stockholder for $20.0 million on March 26, 2002.

CAPITAL EXPENDITURE REQUIREMENTS

           Capital expenditures for the six months ended June 30, 2003, were $5.2 million compared to $9.0 million for the six months ended June 30, 2002. These capital expenditures focused on manufacturing efficiencies in order to improve operating performance. We continue to expect our capital expenditures for 2003 to be approximately $12.0 to $15.0 million, based on a capital expenditure program directed at increasing productivity throughout the entirety of our operations. We believe that current capacity is adequate in the near term based on anticipated utilization rates. Accordingly, our focus is directed at capital expenditures that will improve our cost position.

DEBT SERVICE REQUIREMENTS

           Our Senior Credit Facility provides for revolving loans of up to $90.0 million. The facility is secured by accounts receivable, inventory and property, plant and equipment and at our option, may be increased to provide for borrowings of up to $100.0 million, subject to finding lenders to provide such increase. The facility is subject to borrowing base availability and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and the sale of assets. Von Hoffmann also has outstanding $215.0 million aggregate principal amount of 2009 Senior Notes, which bear interest at a rate of 10.25%, and $100.0 million aggregate principal amount of senior subordinated notes due 2007 (the "2007 Notes"), which bear interest at 10.375%. The Subordinated Exchange Debentures bear interest at 13.5% per annum, and while cash interest payments are prohibited, interest on the Subordinated Exchange Debentures accretes to principal. Holdings' obligation to make cash interest payments with respect to the Subordinated Exchange Debentures is subject to the terms of its and its subsidiaries' then-outstanding indebtedness and any other applicable contractual provisions limiting their ability to declare and pay cash interest. Our Senior Credit Facility prohibits the payment of such cash interest. The principal amount outstanding on the Subordinated Exchange Debentures as of June 30, 2003 was $39.9 million (on an accreted basis). As of June 30, 2003, we had total indebtedness of $353.3 million and had $80.7 million of additional borrowings available under our Senior Credit Facility, after excluding $2.0 million of letters of credit outstanding under that facility.

           Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our Senior Credit Facility will be adequate to meet our liquidity needs for the foreseeable future, including scheduled payments of interest on the 2009 Senior Notes and 2007 Notes and payments of interest on the borrowings under our Senior Credit Facility. Our ability to make payments on our indebtedness, including our Senior Credit Facility, the 2009 Senior Notes and 2007 Notes, and to fund our business initiatives, however, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Credit Facility or under any future financings on satisfactory terms in an amount sufficient to enable us to pay our indebtedness, including our Senior Credit Facility, the 2009 Senior Notes and 2007 Notes, or to fund our other liquidity needs.

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

           Revenue Recognition

           Revenues are recognized when the products are shipped FOB shipping point, risk of loss transfers or as services are performed as determined by the contractual agreement.

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

           In 2002, we performed a transitional test upon adoption as well as its annual test during the fourth quarter. We did not recognize any impairment of goodwill in connection with these tests. As a result of positive operating performance for the first half of 2003, management believes no impairment is present.


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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

           We are exposed to market risk from changes in interest rates. At December 31, 2002, we did not have outstanding borrowings against our Senior Credit Facility at variable rates. As of June 30, 2003, we had no outstanding borrowings under the Senior Credit Facility. Substantially all of our outstanding long term debt is at fixed interest rates. Therefore, our exposure to interest rate fluctuations is immaterial.

           Two customers and their affiliates accounted for approximately 27.9% of 2002 net sales and approximately 15.6% of December 31, 2002 accounts receivable. For the six months ended June 30, 2003, these two customers and their affiliates continued to account for a significant amount of our net sales and accounts receivable. The loss of either of these customers or a significant reduction in order volumes from them would have a material adverse effect on us. We manage credit risk by continually reviewing creditworthiness of our customer base as well as thoroughly analyzing new accounts to effectively manage our exposure.

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

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

Exhibit 31.1 - Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 - Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------

No reports on Form 8-K have been filed during the three-month period ended June 30, 2003.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


Date: August 4, 2003

                                VON HOFFMANN HOLDINGS INC.

                                By: /s/ Robert S. Mathews
                                    -------------------------------------------
                                    Name: Robert S. Mathews
                                    Title: Chief Executive Officer, President
                                           and Director


                                By: /s/ Gary Wetzel
                                    -------------------------------------------
                                    Name: Gary Wetzel
                                    Title: Executive Vice President,
                                           Chief Financial Officer and Treasurer



                                VON HOFFMANN CORPORATION

                                By: /s/ Robert S. Mathews
                                    -------------------------------------------
                                    Name: Robert S. Mathews
                                    Title: Chief Executive Officer, President,
                                           Chief Operating Officer and Director


                                By: /s/ Gary Wetzel
                                    -------------------------------------------
                                    Name: Gary Wetzel
                                    Title: Vice Chairman of the Board,
                                           Vice President, Chief Financial
                                           Officer and Treasurer

                                  EXHIBIT INDEX


Exhibit No.                                Description
-----------                                -----------

  31.1                Certification by Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2                Certification by Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1                Certification by Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2                Certification by Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.