Form 10-Q
period 2003-09-30
VON HOFFMANN CORP; VON HOFFMANN HOLDINGS INC
filed 2003-11-10
CIK 1175474, 1175820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number       333-90992

VON HOFFMANN HOLDINGS INC.
VON HOFFMANN CORPORATION*

(Exact name of registrants as specified in their charters)

Delaware Delaware	22-1661746 43-0633003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

1000 Camera Avenue, St. Louis, Missouri 1000 Camera Avenue, St. Louis, Missouri	63126 63126
(Address of principal executive offices)	(Zip Code)

(314) 966-0909 (314) 966-0909
Registrants’ telephone number, including area code

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Number of shares of common stock, par value $0.01 per share, of Von Hoffmann Holdings Inc. outstanding at November 10, 2003: 83,154,444

*                 Von Hoffmann Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format.

VON HOFFMANN HOLDINGS INC.

VON HOFFMANN CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

Von Hoffmann Holdings Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2003	September 30, 2002	December 31, 2002
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,178,136	$7,109,748	$4,437,814
Trade accounts receivable, less allowance for doubtful accounts of $460,114 at September 30, 2003, $475,085 at September 30, 2002 and December 31, 2002	59,855,196	51,592,886	49,140,939
Inventories	20,848,248	31,039,647	32,037,590
Income taxes refundable	—	1,451,211	1,610,764
Deferred income taxes	2,509,104	1,955,392	2,492,145
Prepaid expenses	1,747,153	1,158,761	1,057,038
	110,137,837	94,307,645	90,776,290

Deferred debt issuance cost, net of accumulated amortization of $4,999,226 at September 30, 2003, $2,747,540 at September 30, 2002, and $3,362,918 at December 31, 2002	9,489,884	11,606,556	11,123,569

Property, plant, and equipment:
Buildings and improvements	46,220,502	47,027,635	45,907,423
Machinery and equipment	229,672,579	224,195,015	225,624,848
Transportation equipment	794,600	841,600	841,600
Furniture and fixtures	7,293,503	10,773,401	6,633,872
	283,981,184	282,837,651	279,007,743
Allowance for depreciation and amortization	(174,475,234)	(156,696,912)	(158,552,832)
	109,505,950	126,140,739	120,454,911
Installation in process	3,457,244	1,677,345	3,016,871
Land	4,894,397	4,894,397	4,894,397
	117,857,591	132,712,481	128,366,179

Goodwill	189,854,557	189,854,558	189,854,557

Covenant not to compete, net of accumulated amortization of $945,555 at September 30, 2002	—	54,546	—
	$427,339,869	$428,535,786	$420,120,595

See notes to consolidated unaudited financial statements.

	September 30, 2003	September 30, 2002	December 31, 2002
	(Unaudited)	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$12,420,491	$15,046,568	$13,907,327
Other accrued expenses	12,996,397	15,824,681	14,898,413
Salaries and wages	5,880,837	5,444,586	5,864,837
Taxes, other than income taxes	1,337,228	1,376,033	427,305
Income taxes payable	5,613,012	—	—
	38,247,965	37,691,868	35,097,882

Long-term liabilities and reserves:
Deferred income taxes	9,323,134	12,413,157	11,383,698
Senior secured credit agreement – revolving loan	—	4,000,000	—
Senior notes	215,000,000	215,000,000	215,000,000
Senior subordinated notes	100,000,000	100,000,000	100,000,000
Subordinated exchange debentures	39,731,960	34,411,425	35,681,157
	364,055,094	365,824,582	362,064,855

Stockholders’ equity:
Common stock; $0.01 par value per share; 150,000,000 shares authorized; 71,594,444 shares issued at September 30, 2003, September 30, 2002 and December 31, 2002	715,944	715,944	715,944
Additional paid-in capital	86,434,271	86,434,271	86,434,271
Accumulated deficit	(53,126,851)	(53,219,471)	(55,240,233)
Treasury stock; at cost, 8,440,000 shares at September 30, 2003, 8,290,000 shares at September 30, 2002 and 8,440,000 shares at December 31, 2002	(8,470,000)	(8,320,000)	(8,470,000)
Notes receivable from the sale of stock and accrued interest	(516,554)	(591,408)	(482,124)
	25,036,810	25,019,336	22,957,858

	$427,339,869	$428,535,786	$420,120,595

See notes to consolidated unaudited financial statements.

Von Hoffmann Holdings Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2003	2002

Net sales	$107,180,359	$108,054,283
Cost of products and services	88,250,021	91,743,442
Gross profit	18,930,338	16,310,841

Operating expenses:
Selling and administrative expenses	5,795,351	5,864,034
Special consulting expenses	246,841	518,469
	6,042,192	6,382,503
Income from operations	12,888,146	9,928,338

Interest income	55,513	66,417
Loss on disposal of depreciable assets	(3,795)	(423,525)
Gain on debt extinguishment	—	3,404,466
Interest expense – subsidiary	(8,803,960)	(9,043,234)
Interest expense – subordinated exchange debentures	(1,391,861)	(981,562)
	(10,144,103)	(6,977,438)
Income before income taxes	2,744,043	2,950,900

Income tax provision	3,117,400	2,701,454

Net income (loss)	$(373,357)	$249,446

Net income (loss) per common share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Average number of shares outstanding:
Basic	63,154,444	63,750,488
Diluted	63,154,444	68,700,488

See notes to consolidated unaudited financial statements.

Von Hoffmann Holdings Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30,
	2003	2002

Net sales	$305,294,479	$302,745,750
Cost of products and services	250,151,422	257,194,450
Gross profit	55,143,057	45,551,300

Operating expenses:
Selling and administrative expenses	16,884,646	20,028,719
Special consulting expenses	580,776	2,231,441
	17,465,422	22,260,160
Income from operations	37,677,635	23,291,140

Interest income	100,215	224,029
Gain (loss) on disposal of depreciable assets	(291,656)	2,587,903
Gain on debt extinguishment	—	279,818
Interest expense – subsidiary	(26,466,126)	(24,686,960)
Interest expense – subordinated exchange debentures	(4,050,803)	(4,259,968)
	(30,708,370)	(25,855,178)
Income (loss) before income taxes	6,969,265	(2,564,038)

Income tax provision	4,855,883	711,523

Net income (loss)	$2,113,382	$(3,275,561)

Net income (loss) per common share:
Basic	$0.03	$(0.05)
Diluted	$0.03	$(0.05)

Average number of shares outstanding:
Basic	63,154,444	62,701,697
Diluted	68,104,444	62,701,697

See notes to consolidated unaudited financial statements.

Von Hoffmann Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net income (loss)	$2,113,382	$(3,275,561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,029,558	23,631,094
Amortization of intangibles	—	163,636
Amortization of debt issuance costs	1,636,308	1,517,701
Loss (gain) on disposal of depreciable assets	291,656	(2,587,903)
Gain on debt extinguishment	—	(279,818)
Provision for deferred income taxes	(2,077,523)	(347,955)
Accrued interest on subordinated exchange debentures	3,849,440	4,018,818
Accretion of discount on subordinated exchange debentures	201,363	241,150
Accrued interest on notes from the sale of stock	(34,430)	(81,489)
Changes in operating assets and liabilities:
Trade accounts receivable	(10,714,257)	(5,427,027)
Inventories	11,189,342	(7,617,046)
Income taxes refundable/payable	7,223,776	1,055,362
Prepaid expenses	(690,115)	(150,583)
Trade accounts payable	(1,486,836)	5,269,197
Other accrued expenses	(1,902,014)	7,642,615
Salaries and wages	16,000	(600,402)
Taxes, other than income taxes	909,923	992,585
Net cash provided by operating activities	27,555,573	24,114,374

Investing activities
Purchases of property, plant, and equipment	(6,957,828)	(10,201,555)
Proceeds from sale of equipment	145,200	4,922,692
Net cash used in investing activities	(6,812,628)	(5,278,863)

Financing activities
Payments of debt issuance costs	(2,623)	(10,781,800)
Net (payments) borrowings – revolving loan	—	(19,000,000)
Net (payments) borrowings – acquisition loan	—	(21,000,000)
Payments on senior secured debt – term loans	—	(197,554,923)
Proceeds from issuance of senior notes	—	215,000,000
Payments on subordinated exchange debentures	—	(9,460,210)
Purchase of treasury stock	—	(8,230,000)
Repayment of notes on sale of stock	—	981,247
Issuance of common stock	—	20,000,000
Net cash used in financing activities	(2,623)	(30,045,686)
Net increase (decrease) in cash and cash equivalents	20,740,322	(11,210,175)
Cash and cash equivalents at beginning of period	4,437,814	18,319,923
Cash and cash equivalents at end of period	$25,178,136	$7,109,748

See notes to consolidated unaudited financial statements.

Von Hoffmann Holdings Inc. and Subsidiaries

Notes to Consolidated Unaudited Financial Statements

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of Von Hoffmann Holdings Inc. (formerly known as Von Hoffmann Corporation) and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with instructions to Form 10-Q and reflect all adjustments which management believes necessary to present fairly the results of operations.  These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.  The consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Diluted earnings per share for the three months ended September 30, 2003 and nine months ended September 30, 2002 did not include 4,950,000 common stock equivalents because they were anti-dilutive.

The Company’s business is subject to seasonal influences, therefore, interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Von Hoffmann Corporation (formerly known as Von Hoffmann Press, Inc.) (the “Subsidiary”), and its wholly owned subsidiaries: Von Hoffmann Graphics, Inc., H&S Graphics, Inc., Preface, Inc., One Thousand Realty and Investment Company, and Precision Offset Printing Company, Inc.  Effective February 25, 2002, Von Hoffmann Graphics, Inc. was merged into the Subsidiary.  Effective December 20, 2002, One Thousand Realty and Investment Company was merged into the Subsidiary.  Intercompany accounts and transactions have been eliminated.

Income Taxes

The provision for income taxes is computed using the liability method.  Differences between the effective tax rate for financial reporting purposes and statutory tax rate result primarily from the nondeductible portion of interest expense-subordinated exchange debentures.

In the third quarter of 2003, the Company’s forecasted effective tax rate was adjusted to reflect forecasted changes in full year pre-tax income/(loss) and the proportional impact of non-deductible interest expense-subordinated exchange debentures.  Changes in full year forecasted pre-tax income/(loss) were directly associated with current business conditions and incremental interest expense to be incurred during the fourth quarter.

Employee Stock Options

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows APB Opinion No. 25 and related interpretations in accounting for its stock compensation awards. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Based on the Company’s calculations, pro forma net income and earnings per share under the fair value method of SFAS No. 123 would not have been materially different from reported amounts for the three months and nine months ended September 30, 2003 and 2002.

Reclassifications

Certain reclassifications have been made to the 2002’s financial statements to conform with the 2003 presentation.

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

Inventories are comprised of the following amounts:

	September 30, 2003	September 30, 2002	December 31, 2002
Raw Materials	$14,887,054	$18,620,709	$14,602,196
Work In Process	7,651,188	14,210,883	19,125,388
	22,538,242	32,831,592	33,727,584
Less: LIFO Reserve	1,689,994	1,791,945	1,689,994
	$20,848,248	$31,039,647	$32,037,590

3.              Long Term Debt and Gain on Debt Extinguishment

On March 26, 2002, the Subsidiary entered into a Senior Secured Credit Agreement (the “New Credit Agreement”) that includes a revolving loan commitment of $90,000,000.  The New Credit Agreement is secured by accounts receivable and inventory as well as by property, plant and equipment.  At the Subsidiary’s one-time option, the available borrowing base may be increased to provide borrowings of up to $100,000,000, subject to finding lenders to provide such increase.  The New Credit Agreement expires November 15, 2006.

In addition, on March 26, 2002, the Subsidiary issued $215 million aggregate principal amount of Senior Notes, due March 15, 2009 (the “2009 Senior Notes”) at an interest rate of

10.25 percent.  The proceeds from the New Credit Agreement and the 2009 Senior Notes were used to pay off all outstanding balances under the Subsidiary’s prior credit agreement.

As a result of the extinguishment of the prior credit agreement in the first quarter of 2002, the Company recognized a loss of $3.1 million, reflected within the loss on debt extinguishment.  The loss represents the write-off of deferred debt issuance costs associated with the prior credit agreement.

In the third quarter of 2002, the Company purchased approximately 28.3 percent of its outstanding Subordinated Exchange Debentures for approximately $9.5 million.  The purchase price of these debt instruments was less than the carrying value, resulting in a gain on the transaction of approximately $3.4 million, which is reflected within gain on debt extinguishment.

4.              Adoption of SFAS No. 145

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB statement No. 13, and Technical Corrections” (“SFAS 145”).  Under SFAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items.  Adoption of this Statement is required for fiscal years beginning after May 15, 2002.  We adopted SFAS 145 effective for interim periods subsequent to September 30, 2002, which required reclassification of all comparative periods presented.  The Statement of Operations for the nine-months ended September 30, 2002 reflects the reclassification of previously recorded extraordinary loss of approximately  $3.1 million, classified as loss on debt extinguishment.

5.              Related Party Transaction

As part of the financing activity in 2002 discussed in Note 3, the Company paid consulting fees associated with formulation of financial strategies, as reflected in special consulting expenses for the nine months ended September 30, 2002, to Credit Suisse First Boston Corporation (“Credit Suisse”), an affiliate of the majority stockholder in the Company, of approximately $1.0 million.  In addition, the Subsidiary paid fees associated with the offering of the 2009 Senior Notes and New Credit Agreement, as reflected in deferred debt issuance cost at September 30, 2002, to Credit Suisse of approximately $8.2 million.  The Subsidiary believes the amount paid to Credit Suisse in these transactions was no more favorable than an amount it would have paid to independent third parties for the same service.

6.              Uhlenhop Agreement

On June 21, 2002, the Company and Robert Uhlenhop (“Uhlenhop”), former President and CEO, amended his employment agreement, and at that time, the Company paid Uhlenhop a one-time cash payment on an after-tax basis of $1.0 million.  The Company recorded an expense, as reflected in selling and administrative expenses in 2002, of approximately $1.8 million.

7.              Subsequent Events

On September 5, 2003 the Subsidiary entered into a definitive agreement to acquire all of the outstanding shares of The Lehigh Press, Inc. (“Lehigh Press”) for $110.0 million in cash, subject to certain adjustments (“Lehigh Press Acquisition”).  Lehigh Press is a leading provider of book covers and other components, and a provider of digital premedia and direct marketing printing services, operating through its Lehigh Lithographers and Lehigh Direct divisions.

On October 22, 2003 the Subsidiary consummated the Lehigh Press Acquisition, which was financed by the borrowing of funds under the New Credit Agreement and cash on hand.  The estimated excess purchase price over estimated fair value of net assets acquired will be approximately $40.0 million and will be accounted for as goodwill.  The acquisition will be accounted for under the purchase method of accounting in accordance with the SFAS No. 141, “Business Combinations” and the resulting goodwill and other intangible assets will be accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.”  We are in the process of obtaining third party valuations of property, plant and equipment and certain intangible assets (i.e., non-compete agreements, customer agreements, etc.); accordingly the allocation of the purchase price in excess of the net assets acquired is subject to adjustment.

Prior to the consummation of the Lehigh Press Acquisition, the Subsidiary amended the New Credit Agreement primarily to permit the offering and issuance of 10.25% Senior Notes due 2009 in the amount $60.0 million principal notional (“Tack-On Senior Notes”) as well as the acquisition of Lehigh Press.

The Subsidiary issued the Tack-On Senior Notes on October 22, 2003 at a premium of 104.75.  These proceeds from the issuance were used to reduce outstanding borrowings under the New Credit Agreement.

On October 22, 2003 the Company’s principal stockholders, DLJ Merchant Banking Partners II, L.P. and certain of its affiliates, purchased 20 million shares of the Company’s common stock for an aggregate purchase price of $20.0 million.  The proceeds from this issuance will be used by the Company for general corporate purposes, which may include the repurchase of existing Subordinated Exchange Debentures.

Item 2.                       Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Von Hoffmann Corporation (“Von Hoffmann”) is a wholly-owned subsidiary of Von Hoffmann Holdings Inc. (“Holdings,” and together with its subsidiaries, the “Company”).  Unless otherwise stated or to the context otherwise requires, the terms “we,” “us” and “our” refer to the Company.  This discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Item 1 of this quarterly report.  Certain statements in this discussion constitute forward-looking statements.  See “Forward-Looking Statements.”

General

We manufacture case-bound and soft-cover instructional materials in the United States. Our products are sold principally to educational publishers who, in turn, sell them into the elementary and high school (“ELHI”) and college instructional materials markets. In addition to instructional materials manufacturing, we provide our customers with a full range of value-added printing and design services, including early design processes, final manufacture and distribution of our products.  We additionally manufacture products sold to the commercial marketplace where we target business-to-business catalog manufacturers, the federal government printing office, trade publishers, health-care catalog manufacturers, the financial services industry and numerous other small niches.

Our sales of products and services are affected by a number of factors, including the ELHI textbook adoption process, general economic conditions and market seasonality.  Our sales of instructional materials, from which we derived 71% of our net sales in 2002, are also affected over the long term by demographic trends in ELHI and college enrollment.

The textbook adoption process, around which ELHI book publishers schedule the timing of new textbook introductions, is typically limited to a small number of disciplines in any state in any given year. Adoptions in core disciplines such as reading, mathematics or science in larger states such as California, Texas or Florida, however, can lead to significant increases in net sales in a given year. Additionally, orders for reprints associated with a textbook awarded through the adoption process can generate significant revenues during the adoption cycle, which can range from four to eight years, depending on the subject matter and the state. Non-adoption, or open territory states, tends to follow the lead provided by adoption states as many new titles are brought to the market in specific response to the adoption schedule.

Our net sales of products and services are also affected by general economic conditions. In particular, net sales to the instructional materials market are affected as the majority of public funding for education comes from state and local tax revenues, which have a direct correlation with prevailing economic activity levels.  Product demand and our sales in the segments of the non-educational market we serve is also sensitive to economic conditions

We experience seasonal market fluctuations in our net sales and production for the educational textbook and commercial markets. State and local textbook purchasing and delivery schedules significantly influence the seasonality of the demand for our products in these areas. The purchasing schedule for the ELHI markets usually starts in the spring and peaks in the summer months preceding the start of the school year. The majority of college textbook sales occur from June through August and November through January. Our net sales to the commercial markets tend to peak in the third and fourth quarters, with the fourth quarter representing the strongest quarter. Net sales of our digital pre-press and composition businesses tend to precede the peak production periods for textbook manufacturing by a quarter with our business peaking in the first and second quarters of our calendar fiscal year.

Lehigh Press Acquisition

On September 5, 2003, Von Hoffmann entered into a definitive agreement to acquire all of the outstanding shares of The Lehigh Press, Inc. for $110.0 million in cash, subject to certain adjustments (the “Lehigh Press Acquisition”).  Lehigh Press is a leading provider of book covers and other components, and a provider of digital premedia and direct marketing printing services, operating through its Lehigh Lithographers and Lehigh Direct divisions.

On October 22, 2003, Von Hoffmann consummated the Lehigh Press Acquisition, which was financed by the borrowing of funds under its senior credit facility and cash on hand.  The estimated excess purchase price over estimated fair value of net assets acquired will be approximately $40.0 million and will be accounted for as goodwill.  The acquisition will be accounted for under the purchase method of accounting in accordance with the SFAS No. 141, “Business Combinations” and the resulting goodwill and other intangible assets will be accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.”  We are in the process of obtaining third party valuations of property, plant and equipment and certain intangible assets (i.e., non-compete agreements, customer agreements, etc.); accordingly, the allocation of the purchase price in excess of the net assets acquired is subject to adjustment.

Debt and Equity Transactions

Prior to the consummation of the Lehigh Press Acquisition, Von Hoffmann amended its senior credit facility to, among other things, permit the offering and issuance of $60.0 million in aggregate principal amount of 10¼% Senior Notes due 2009 (the “Tack-On Senior Notes”) as well as the acquisition of Lehigh Press.

Von Hoffmann issued the Tack-On Senior Notes on October 22, 2003, at a premium of 104.75%, under the indenture governing its existing 10¼% Senior Notes due 2009 (the “2002 Senior Notes”).  The proceeds from this offering were used to reduce outstanding borrowings under Von Hoffmann’s senior credit facility.

On October 22, 2003 the Company’s principal stockholders, DLJ Merchant Banking Partners II, L.P. and certain of its affiliates, purchased 20 million shares of the Company’s common stock for an aggregate purchase price of $20.0 million.  The proceeds from this transaction will be used by the Company for general corporate purposes, which may include the repurchase of the Company’s existing 13.5% Subordinated Exchange Debentures due 2009 (the “Subordinated Exchange Debentures”).

Results of Operations

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Net Sales.  Net sales decreased by $0.9 million, or 0.01%, to $107.2 million for the quarter ended September 30, 2003, from $108.1 million for the quarter ended September 30, 2002.  The decrease in net sales was primarily driven by the reduction of activity within our one and two-color non-educational markets.  These non-educational markets were adversely impacted in the third quarter of 2003 by on-going stagnant economic conditions resulting in a 16.3% decline.  The decline in net sales to the one and two-color non-educational markets was partially offset by the continued increased performance in the four-color non-educational market as well as growth in the core four-color education market.

Cost of Products and Services.  Costs of products and services decreased $3.4 million from $91.7 million for the quarter ended September 30, 2002, to $88.3 million for the quarter ended September 30, 2003.  As a percentage of net sales, costs of products and services decreased from 84.9% for the quarter ended September 30, 2002, to 82.3% for the quarter ended September 30, 2003.  The reduction in costs of products and services as a percentage of net sales was driven by operational improvements in our Jefferson City facility as compared to the prior year as well as by a higher mix of four-color products, which are generally higher margin, sold in the current year.

Gross Profit.  Gross profit increased $2.6 million, or 16.0%, from $16.3 million for the quarter ended September 30, 2002, to $18.9 million for the quarter ended September 30, 2003.  As a percentage of net sales, gross margin was 17.7% for the third quarter of 2003 as compared to 15.1% for the corresponding period in 2002.  The increase in gross margin is the result of the factors discussed above in net sales and costs of products and services.

Operating Expenses.  Operating expenses decreased $0.4 million, or 6.2%, from $6.4 million for the quarter ended September 30, 2002, to $6.0 million for the quarter ended September 30, 2003.  The decrease in operating expenses reflected reduced special consulting expenses by $0.3 million associated with the integration of Von Hoffmann Press, Inc. and Von Hoffmann Graphics, Inc. in 2002.

Gain on Debt Extinguishment.  In the third quarter of 2002, Holdings purchased approximately 28.3% of its outstanding Subordinated Exchange Debentures for approximately $9.5 million.  The purchase price of these debt instruments was less than the carrying value, resulting in a gain on the transaction of $3.4 million.

Interest Expense – Subsidiary.  Interest expense – Subsidiary, which reflects interest incurred by Von Hoffmann and its consolidated subsidiaries, decreased $0.2 million, or 2.6%, from $9.0 million for the quarter ended September 30, 2002, to $8.8 million for the quarter ended September 30, 2003.  The decrease was primarily attributable to minimal use of our revolving credit facility in 2003 compared to an average revolver balance of $30.0 million in 2002.

Interest Expense – Subordinated Exchange Debentures.  Interest expense –Subordinated Exchange Debentures relates to interest on the Subordinated Exchange Debentures, which bear interest at 13.5% per annum.  Interest expense — Subordinated Exchange Debentures increased $0.4 million from $1.0 million for the quarter ended September 30, 2002, to $1.4 million for the quarter ended September 30, 2003.  The increase arose from the interest compounding effect on the accretion of the outstanding Subordinated Exchange Debentures.

Income Tax Provision. During the third quarter of 2003, we recorded a $3.1 million tax provision, compared to $2.7 million for 2002.  The third quarter of 2003 tax provision exceeds the quarter’s income before income taxes as a result of the change in the forecasted effective tax rate for the full year.  The current year’s effective tax rate was impacted as a result of changes in increased interest expense from the issuance of additional debt in October 2003.  In addition, the effective tax rate was impacted by the proportional impact of interest expense relating to the Subordinated Exchange Debentures not being deductible.

During the third quarter of 2002, the Company recognized approximately $1.3 million in additional tax provision as a result of the determination that certain interest expense associated with the Subordinated Exchange Debentures will not be deductible.  Excluding the impact of this additional provision, the effective tax rate was 47.5% for the third quarter of 2002.

Net Income (Loss).  Net loss for the quarter ended September 30, 2003 was $0.4 million compared to net income of $0.2 million for the quarter ended September 30, 2002.  The decrease was primarily attributable to the gain on debt extinguishment recognized in 2002 offset by the improved operating performance in 2003 outlined in gross profit.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Sales.  Net sales increased $2.6 million, or 0.8%, to $305.3 million for the nine months ended September 30, 2003, from $302.7 million for the nine months ended September 30, 2002.  The increase in net sales was driven primarily by significant growth in both the supplementary educational and the four-color non-educational markets.  Net sales levels were supported further by improved sales to the four-color ELHI and college materials market.  These increases were offset by reduced activity within the one and two-color commercial markets as a result of on-going stagnant economic conditions.

Cost of Products and Services.  Costs of products and services decreased $7.0 million from $257.2 million for the nine months ended September 30, 2002, to $250.2 million for the nine months ended September 30, 2003.  As a percentage of net sales, costs of products and services decreased from 85.0% for the nine-months ended September 30, 2002, to 81.9% for the nine months ended September 30, 2003.  The decrease in costs of products and services as a percentage of net sales primarily represents the impact of a reduction in depreciation expense of approximately $5.8 million in 2003 over 2002.  The reduction reflects the significant amount of assets within our Jefferson City facility that became fully depreciated in the third quarter of 2002.

Gross Profit.  Gross profit increased $9.5 million, or 21.1%, from $45.6 million for the nine months ended September 30, 2002, to $55.1 million for the nine months ended September 30, 2003.  As a percentage of net sales, gross margin was 18.1% for the nine-month period ended September 30, 2003 as compared to 15.0% for the corresponding period in 2002.  The increase in gross margin is the result of the factors discussed above in net sales and costs of products and services.

Operating Expenses.  Operating expenses decreased $4.8 million, or 21.5%, from $22.3 million for the nine months ended September 30, 2002, to $17.5 million for the nine months ended September 30, 2003.  Prior year results included a one-time $1.8 million payment to Robert Uhlenhop, the former President and Chief Executive Officer of Von Hoffmann and Holdings, as part of an amendment to his employment agreement and special consulting expense of $1.0 million paid to Credit Suisse First Boston LLC (an affiliate of our principal stockholders), in connection with the formulation of financial strategies.  In addition, we reduced other special consulting expenses and personnel costs by $1.0 million as a result of the integration of Von Hoffmann Press, Inc. and Von Hoffmann Graphics, Inc.  The remaining change reflects the impact of several cost initiatives undertaken throughout the organization.

Gain (Loss) on Disposal of Depreciable Assets.  During the nine months ended September 30, 2003, we reflected a loss on disposal on depreciable assets of $0.3 million as compared to a gain on disposal of $2.6 million during the nine months ended September 30, 2002.  The 2002 gain reflected the disposition of the corporate aircraft, which resulted in a gain of $4.2 million, offset by losses incurred on the sale of certain non-performing manufacturing equipment.

Gain on Debt Extinguishment.  On March 26, 2002, Von Hoffmann entered into a Senior Secured Credit Agreement, dated as of March 26, 2002, which provides for loans of up to $90.0 million.  Concurrently, Von Hoffmann issued $215.0 million in aggregate principal amount of the 2002 Senior Notes.  The proceeds from these transactions were used to pay off all outstanding balances under our prior credit agreement.  As a result of these transactions, we incurred a loss from the write-off of deferred debt issuance costs of $3.1 million in the first quarter of 2002.

The above loss was offset by a gain recorded on debt extinguishment when Holdings purchased approximately 28.3% of its outstanding Subordinated Exchange Debentures for approximately $9.5 million.  The purchase price of these debt instruments was less than the carrying value, resulting in a gain on the transaction of $3.4 million.  The combination of these transactions resulted in a $0.3 million gain on debt extinguishment.

Interest Expense – Subsidiary.  Interest expense – Subsidiary, which reflects interest incurred by Von Hoffmann and its consolidated subsidiaries, increased $1.8 million, or 7.2%, from $24.7 million for the nine months ended September 30, 2002, to $26.5 million for the nine months ended September 30, 2003.  The increase was primarily attributable to a higher average borrowing rate of 10.27% in the 2003 period as compared to an average borrowing rate of 8.87% in the 2002 period.   The higher average borrowing rate reflected Von Hoffmann’s issuance of the 2002 Senior Notes in March 2002.  The proceeds of this debt were used to repay our prior credit facility which was advanced principally on a floating LIBOR rate basis.

Interest Expense – Subordinated Exchange Debentures.  Interest expense –Subordinated Exchange Debentures relates to interest on the Subordinated Exchange Debentures, which bear interest at 13.5% per annum.  Interest expense – Subordinated Exchange Debentures decreased $0.2 million, or 4.9%, from $4.3 million for the nine months ended September 30, 2002, to $4.1 million for the nine months ended September 30, 2003.  The decrease resulted from Holdings’ repurchase of approximately 28.3% of the Subordinated Exchange Debentures in the third quarter of 2002, which was partially offset by a period to period increase arising from the interest compounding effect on the accretion of the remaining outstanding Subordinated Exchange Debentures.

Income Tax Provision.   During the nine-month period of 2003, the Company recorded a $4.9 million tax provision which represents an estimated effective tax rate for 2003 of 69.7%.  The high effective rate is driven by the proportional impact of deductible interest expense associated with the Subordinated Exchange Debentures that is not deductible as compared to income before income taxes.

For the nine months ended September 30, 2002, the Company recorded a $0.7 million provision despite a loss before income taxes.  In the third quarter of 2002, the Company recognized approximately $1.3 million in additional tax provision as a result of the determination that certain interest expense associated with the Subordinated Exchange Debentures will not be deductible.  Excluding the impact of this additional provision, the effective tax rate was 23.0%.

Net Income (Loss).  Net income for the nine months ended September 30, 2003 was $2.1 million compared to a net loss of $3.3 million for the nine months ended September 30, 2002.  The increase in net income was primarily attributable to improved operating results offset by higher interest costs and reduced levels of gain (loss) on disposal of depreciable assets.

Liquidity and Capital Resources

Cash Provided by Operating Activities.  Cash provided in operations for the nine months ended September 30, 2003, was $27.6 million compared to $24.1 million provided for the nine months ended September 30, 2002, an increase of $3.5 million.  The increase in operating cash flow primarily relates to improved operating results for the nine months ended September 30, 2003.  In addition, cash provided in operations improved due to the lower working capital requirements at the end of the third quarter of 2003 as compared to prior year.

Cash Used in Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2003, was $6.8 million compared to $5.3 million for the nine months ended September 30, 2002.  We had purchases of property, plant and equipment of $7.0 million in 2003 compared to purchases of $10.2 million in 2002.  In 2002, the higher capital expenditures were offset by proceeds from the sale of equipment, principally our corporate aircraft.

Cash Used in Financing Activities.  Net cash used in financing activities for the nine months ended September 30, 2003, was minimal compared to $30.0 million used in the nine months ended September 30, 2002.  Cash provided by operations funded all investing activities, therefore, eliminating the need to use our revolver as of September 30, 2003.  During the nine months ended September 30, 2003, our financial activity was restricted to revolver borrowings for working capital requirements all of which were repaid by the end of the period.

During the nine months ended September 30, 2002, our financing activities related primarily to our 2002 refinancing.  As part of that refinancing, on March 26, 2002, Von Hoffmann entered into its senior credit facility, which incorporates a revolving loan commitment of $90.0 million.  Concurrently, Von Hoffmann also issued the 2002 Senior Notes raising proceeds of $215.0 million.  The borrowings from the senior credit fFacility and the proceeds from the 2002 Senior Notes were used to pay off all outstanding balances under our prior senior credit facility.  In addition, Holdings issued 20,000,000 shares of common stock to DLJ Merchant Banking Partners II, L.P. and its affiliates, Holdings’ principal stockholders, for $20.0 million on March 26, 2002.  The Company also purchased approximately 28.3% of its outstanding Subordinated Exchange Debentures for approximately $9.5 million during the third quarter of 2002.

Capital Expenditure Requirements

Capital expenditures for the nine months ended September 30, 2003, were $7.0 million compared to $10.2 million for the nine months ended September 30, 2002.  These capital expenditures focused on manufacturing efficiencies in order to improve operating performance.  We expect our capital expenditures for 2003 to be approximately $9.0 million to $12.0 million, based on a capital expenditure program directed at increasing productivity throughout the entirety of our operations.  We believe that current capacity is adequate in the near term based on anticipated utilization rates.  Accordingly, our focus is directed at capital expenditures that will improve our cost position.

Debt Service Requirements

Our senior credit facility provides for revolving loans of up to $90.0 million.  The facility is secured by accounts receivable, inventory and property, plant and equipment and at our option, may be increased to provide for borrowings of up to $110.0 million, subject to finding lenders to provide such increase.  The facility is subject to borrowing base availability and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and the sale of assets.  Von Hoffmann also has outstanding $275.0 million aggregate principal amount of 2002 Senior Notes (after taking into account the Tack-On Senior Notes described below), which bear interest at a rate of 10.25%, and $100.0 million aggregate principal amount of senior subordinated notes due 2007 (the “Senior Subordinated Notes”), which bear interest at 10.375%.  The Subordinated Exchange Debentures bear interest at 13.5% per annum, and while cash interest payments are prohibited, interest on the Subordinated Exchange Debentures accretes to principal.  Holdings’ obligation to make cash interest payments with respect to the Subordinated Exchange Debentures is subject to the terms of its and its subsidiaries’ then-outstanding indebtedness and any other applicable contractual provisions limiting their ability to declare and pay cash interest.  Our senior credit facility prohibits the payment of such cash interest.  The principal amount outstanding on the Subordinated Exchange Debentures as of September 30, 2003 was $41.3 million (on a fully accreted basis). As of September 30, 2003, we had total indebtedness of $354.7 million and had $77.3 million of additional borrowings available under our senior credit facility, after excluding $2.3 million of letters of credit outstanding under that facility.

On October 22, 2003, we amended our senior credit facility in order to, among other things, permit the offering and issuance of the Tack-On Senior Notes as well as the acquisition of Lehigh Press.  The amendment allows us to increase its borrowings up to $110.0 million, subject to borrowing base availability, within a 60 day period as well as adjusts the leverage and fixed charge ratio covenants due to the acquisition of Lehigh Press.

Von Hoffmann issued the Tack-On Senior Notes on October 22, 2003, at a premium of 104.75%, under the indenture governing its the 2002 Senior Notes.  The proceeds from this offering were used to reduce outstanding borrowings under its senior credit facility.

On October 22, 2003 the Company’s principal stockholders, DLJ Merchant Banking Partners II, L.P. and certain of its affiliates, purchased 20 million shares of the Company’s common stock for an aggregate purchase price of $20.0 million.  The proceeds from this transaction will be used by the Company for general corporate purposes, which may include the repurchase of existing Subordinated Exchange Debentures.

Based on our current level of operations along with the addition of Lehigh Press, we believe our cash flows from operations, available cash and available borrowings under our senior credit facility will be adequate to meet our liquidity needs for the foreseeable future, including scheduled payments of interest on the 2002 Senior Notes and Senior Subordinated Notes and payments of interest on the borrowings under our senior credit facility.  Our ability to make payments on our indebtedness, including our senior credit facility, the 2002 Senior Notes and Senior Subordinated Notes, and to fund our business initiatives, however, will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility or under any future financings on satisfactory terms in an amount sufficient to enable us to pay our indebtedness, including our senior credit facility, the 2002 Senior Notes and Senior Subordinated Notes, or to fund our other liquidity needs.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. We capitalize all repair and maintenance costs which result in significant increases in the useful life of the underlying asset. All other repair and maintenance costs are expensed. Depreciation is computed using straight-line or accelerated methods over various lives, dependent on the asset. Management assesses long-lived assets for impairment under Statement of Financial Accounting Standards (SFAS) No. 144 ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets.’’ Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

Goodwill

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Under this new rule, goodwill is no longer amortized, but is subject to annual impairments.  Other intangible assets continue to be amortized over their useful lives.  In addition to the annual impairment reviews, goodwill is reviewed for impairment whenever events and changes in market conditions or poor operating results indicate a decline in value thereby potentially requiring an impairment charge.  If we determine the carrying value of goodwill may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of goodwill exceeds its fair value.  Fair value is measured based on an earnings multiple method using current industry standards and current internal operating performance.  We believe that the estimates used in determining fair values are reasonable, however, changes in these current factors used to determine fair values could materially effect the evaluations.

In 2002, we performed a transitional test upon adoption as well as its annual test during the fourth quarter. We did not recognize any impairment of goodwill in connection with these tests.  Although our annual test of impairment will not be performed until the fourth quarter, based on our improved operating performance for the nine-months ended September 30, 2003, management anticipates that no impairment will be present.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.

We are exposed to market risk from changes in interest rates.  At December 31, 2002, we did not have outstanding borrowings against our senior credit facility at variable rates.  As of September 30, 2003, we had no outstanding borrowings under the senior credit facility.  Substantially all of our outstanding long-term debt is at fixed interest rates.  Therefore, our exposure to interest rate fluctuations is immaterial.

Two customers and their affiliates accounted for approximately 27.9% of 2002 net sales and approximately 15.6% of December 31, 2002 accounts receivable.  For the nine months ended September 30, 2003, these two customers and their affiliates continued to account for a significant amount of our net sales and accounts receivable.  The loss of either of these customers or a significant reduction in order volumes from them would have a material adverse effect on us.  We manage credit risk by continually reviewing creditworthiness of our customer base as well as thoroughly analyzing new accounts to effectively manage our exposure.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material lawsuit or proceeding.

Item 2.  Changes in Securities

On October 22, 2003, the Company’s principal stockholders, DLJ Merchant Banking Partners II, L.P. and certain of its affiliates, purchased 20 million shares of the Company’s common stock for an aggregate purchase price of $20.0 million.  The proceeds from this transaction will be used by the Company for general corporate purposes, which may include the repurchase of existing Subordinated Exchange Debentures.  The company sold these shares in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit 2.1(2) - Stock Purchase Agreement, dated as of September 5, 2003, by and among Von Hoffmann Corporation, as Buyer, The Lehigh Press, Inc., and each of John D. DePaul, Raymond A. Frick, Jr., Barbara A. DePaul, as trustee, and John R. DePaul, as Sellers.

Exhibit 3.11(1) - Articles of Incorporation of The Lehigh Press, Inc.

Exhibit 3.12(1) - By-Laws of The Lehigh Press, Inc.

Exhibit 4.4(1) - Registration Rights Agreement, dated October 22, 2003 among Von Holdings, Inc., Von Hoffmann Corporation, H&S Graphics, Inc., Preface, Inc., Precision Offset Printing Company, Inc. and Credit Suisse First Boston LLC.

Exhibit 4.13(1) - Stock Purchase Agreement, dated October 22, 2003, among Von Hoffmann Holdings, Inc., DLJ Merchant Banking Partners II, L.P. and certain of its affiliates.

Exhibit 4.14(1) - Fourteenth Supplemental Indenture, dated October 22, 2003 among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, Precision Offset Printing Company, Inc. H&S Graphics Inc., Preface Inc., The Lehigh Press, Inc. and HSBC Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

Exhibit 4.15(1) – First Supplemental Indenture, dated December 19, 2002 between Von Hoffmann Corporation, Precision Offset Printing Company, Inc., H & S Graphics, Inc., Preface, Inc., and U.S. National Bank Association, as Trustee, with respect to the 10 1/4% Senior Notes due 2009.

Exhibit 4.16(1) - Second Supplemental Indenture, dated October 22, 2003 between Von Hoffmann Corporation, Precision Offset Printing Company, Inc. H&S Graphics Inc., Preface Inc., The Lehigh Press, Inc. and U.S. National Bank Association, as Trustee, with respect to the 10 1/4% Senior Notes due 2009

Exhibit 10.7(1) – Amendment No. 2, dated as of October 7, 2003 to Credit Agreement, dated March 26, 2002, as amended, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, H&S Graphics, Inc., Precision Offset Printing Company, Inc., Preface, Inc., One Thousand Realty & Investment Company and certain other subsidiaries of Von Hoffmann Corporation, as borrowers, the lenders party thereto, The CIT Group/Business Credit, Inc., as administrative agent, Credit Suisse First Boston, Cayman Islands Branch, as syndication agent, sole lead arranger and sole book running manager and U.S. Bank National Association, as documentation agent.

Exhibit 10.13(1)+ - Employment Agreement, dated as of September 5, 2003 and effective as of October 22, 2003, between Von Hoffmann Corporation and John R. DePaul.

Exhibit 31.1(1) - Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2(1) – Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1(1) - Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2(1) – Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed herewith.

(2) Incorporated by reference to the Registrants’ Current Report on Form 8-K, dated September 9, 2003.

+ Management contract or compensatory plan or arrangement.

(b)                                 Reports on Form 8-K

The Company filed a current report on Form 8-K on September 9, 2003, regarding the execution of a stock purchase agreement to purchase all the outstanding capital stock of Lehigh Press.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:  November 10, 2003

VON HOFFMANN HOLDINGS INC.

By:	/s/ Robert S. Mathews
	Name:	Robert S. Mathews
	Title:	Chief Executive Officer, President and Director

By:	/s/ Gary Wetzel
	Name:	Gary Wetzel
	Title:	Senior Vice President, Chief Financial Officer and Treasurer

VON HOFFMANN CORPORATION

By:	/s/ Robert S. Mathews
	Name:	Robert S. Mathews
	Title:	Chief Executive Officer, President, Chief Operating Officer and Director

By:	/s/ Gary Wetzel
	Name:	Gary Wetzel
	Title:	Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

2.1(2)

Stock Purchase Agreement, dated as of September 5, 2003, by and among Von Hoffmann Corporation, as Buyer, The Lehigh Press, Inc., and each of John D. DePaul, Raymond A. Frick, Jr., Barbara A. DePaul, as trustee, and John R. DePaul, as Sellers.

3.11(1)	Articles of Incorporation of The Lehigh Press, Inc.

3.12(1)	By-Laws of The Lehigh Press, Inc.

4.4(1)

Registration Rights Agreement, dated October 22, 2003 among Von Holdings, Inc., Von Hoffmann Corporation, H&S Graphics, Inc., Preface, Inc., Precision Offset Printing Company, Inc. and Credit Suisse First Boston LLC.

4.13(1)	Stock Purchase Agreement, dated October 22, 2003, among Von Hoffmann Holdings, Inc., DLJ Merchant Banking Partners II, L.P. and certain of its affiliates.

4.14(1)

Fourteenth Supplemental Indenture, dated October 22, 2003 among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, Precision Offset Printing Company, Inc. H&S Graphics Inc., Preface Inc., The Lehigh Press, Inc. and HSBC Bank, as trustee, with respect to the 10 3/8% Senior Subordinated Notes due 2007.

4.15(1)

First Supplemental Indenture, dated December 19, 2002 between Von Hoffmann Corporation, Precision Offset Printing Company, Inc., H & S Graphics, Inc., Preface, Inc., and U.S. National Bank Association, as Trustee, with respect to the 10 1/4% Senior Notes due 2009.

4.16(1)

Second Supplemental Indenture, dated October 22, 2003 between Von Hoffmann Corporation, Precision Offset Printing Company, Inc. H&S Graphics Inc., Preface Inc., The Lehigh Press, Inc. and U.S. National Bank Association, as Trustee, with respect to the 10 1/4% Senior Notes due 2009

10.7(1)

Amendment No. 2, dated as of October 7, 2003 to Credit Agreement, dated March 26, 2002, as amended, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation, H&S Graphics, Inc., Precision Offset Printing Company, Inc., Preface, Inc., One Thousand Realty & Investment Company and certain other subsidiaries of Von Hoffmann Corporation, as borrowers, the lenders party thereto, The CIT Group/Business Credit, Inc., as administrative agent, Credit Suisse First Boston, Cayman Islands

Branch, as syndication agent, sole lead arranger and sole book running manager and U.S. Bank National Association, as documentation agent.

10.13(1)	Employment Agreement, dated as of September 5, 2003, between Von Hoffmann Corporation and John R. DePaul.

31.1(1)	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed herewith.

(2) Incorporated by reference to the Registrants’ Current Report on Form 8-K, dated September 9, 2003.