Form 10-Q
period 2004-06-30
VON HOFFMANN CORP; VON HOFFMANN HOLDINGS INC
filed 2004-08-11
CIK 1175474, 1175820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to ___________

                        Commission file number 333-90992

                           VON HOFFMANN HOLDINGS INC.
                            VON HOFFMANN CORPORATION*
           (Exact name of registrants as specified in their charters)

               DELAWARE                                     22-1661746
               DELAWARE                                     43-0633003
 -------------------------------------------     -------------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification number)


  1000 CAMERA AVENUE, ST. LOUIS, MISSOURI                      63126
  1000 CAMERA AVENUE, ST. LOUIS, MISSOURI                      63126
 ----------------------------------------         ------------------------------
 (Address of principal executive offices)                    (Zip Code)


                                 (314) 966-0909
                                 (314) 966-0909
              ----------------------------------------------------
               Registrants' telephone number, including area code

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


     Number of shares of common stock, par value $0.01 per share, of Von Hoffmann Holdings Inc. outstanding at August 11, 2004: 83,154,444

* Von Hoffmann Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format.

                           VON HOFFMANN HOLDINGS INC.
                            VON HOFFMANN CORPORATION

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                ----

PART I.         FINANCIAL INFORMATION
Item 1.         Consolidated Financial Statements of Von Hoffmann Holdings Inc. and Subsidiaries:
                Consolidated Balance Sheets as of June 30, 2004, June 30, 2003 and
                   December 31, 2003..............................................................................3
                Consolidated Statements of Operations for the three months ended
                   June 30, 2004 and 2003.........................................................................5
                Consolidated Statements of Operations for the six months ended
                   June 30, 2004 and 2003.........................................................................6
                Consolidated Statements of Cash Flows for the six months ended
                      June 30, 2004 and 2003......................................................................7
                Notes to Consolidated Unaudited Financial Statements..............................................9
Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.............16
Item 3.         Quantitative and Qualitative Disclosure about Market Risk.........................................29
Item 4.         Controls and Procedures...........................................................................29

PART II.        OTHER INFORMATION
Item 1.         Legal Proceedings.................................................................................30
Item 2.         Changes in Securities and Use of Proceeds.........................................................30
Item 3.         Defaults Upon Senior Securities...................................................................30
Item 4.         Submission of Matters to a Vote of Security Holders...............................................30
Item 5.         Other Information.................................................................................30
Item 6.         Exhibits and Reports on Form 8-K..................................................................30

SIGNATURES........................................................................................................31


                        PART I - FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             JUNE 30, 2004      JUNE 30, 2003         DECEMBER 31,
                                                              (UNAUDITED)        (UNAUDITED)             2003
                                                          --------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                $         22,186    $        10,203     $      21,948
   Trade accounts receivable, less allowance for
     doubtful accounts of $698 at June 30, 2004,
     $475 at June 30, 2003 and $699 at December 31,
     2003                                                             64,837             62,065            48,369
   Inventories                                                        37,387             39,491            28,486
   Income taxes refundable                                                 -                  -             3,594
   Deferred income taxes                                               2,871              2,509             2,871
   Prepaid expenses                                                    3,536                851             2,725
   Asset held for sale                                                62,280                  -            59,652
                                                          --------------------------------------------------------
                                                                     193,097            115,119           167,645

Deferred debt issuance cost, net of accumulated
   amortization of $7,181 at June 30, 2004, $4,999 at
   June 30, 2003, and $5,668 at December 31, 2003                     11,104             10,033            12,323

Property, plant, and equipment:
   Buildings and improvements                                         45,790             45,974            49,520
   Machinery and equipment                                           240,212            225,301           239,515
   Transportation equipment                                              820                812               853
   Furniture and fixtures                                              7,519              7,005             7,428
                                                          --------------------------------------------------------
                                                                     294,341            279,092           297,316
   Allowance for depreciation and amortization                      (188,226)          (168,673)         (179,672)
                                                          --------------------------------------------------------
                                                                     106,115            110,419           117,644
   Installation in process                                             3,328              6,600             2,003
   Land                                                                4,349              4,894             5,719
                                                          --------------------------------------------------------
                                                                     113,792            121,913           125,366

Goodwill                                                             230,502            189,855           230,946
Other intangibles, net                                                28,697                  -            29,225
                                                          --------------------------------------------------------
                                                            $        577,192    $       436,920     $     565,505
                                                          ========================================================

See notes to consolidated unaudited financial statements.

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JUNE 30, 2004     JUNE 30, 2003       DECEMBER 31,
                                                                 (UNAUDITED)       (UNAUDITED)            2003
                                                          --------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                   $         21,165    $       22,567    $        14,518
   Other accrued expenses                                             19,211            15,899             19,058
   Salaries and wages                                                  7,612             6,914              6,938
   Taxes, other than income taxes                                      1,057             1,100                393
   Income taxes payable                                                1,954             1,475                  -
                                                          --------------------------------------------------------
         Total current liabilities                                    50,999            47,955             40,907

Long-term liabilities:
   Deferred income taxes                                              27,382            10,203             28,267
   Deferred compensation and pension                                  10,489                 -             11,029
   Senior secured credit agreement - revolving loan                   23,500                 -             25,800
   Senior debt, including unamortized premium                        277,485           215,000            277,749
   Senior subordinated notes                                         100,000           100,000            100,000
   Subordinated exchange debentures                                   44,181            38,340             41,169
                                                          --------------------------------------------------------
         Total long-term liabilities                                 483,037           363,543            484,014


Stockholders' equity:
   Common stock; $0.01 par value per share;
     150,000 shares authorized; 91,594 shares
     issued at June 30, 2004, 71,594 at June 30,
     2003, 91,594 shares at December 31, 2003                            916               716                916
   Additional paid in capital                                        106,234            86,434            106,234
   Accumulated deficit                                               (54,971)          (52,753)           (57,568)
   Treasury stock; at cost, 8,440 shares at June 30,
     2004, June 30, 2003, and December 31, 2003                       (8,470)           (8,470)            (8,470)
   Notes receivable from the sale of stock and
     accrued interest                                                   (553)             (505)              (528)
                                                          --------------------------------------------------------
         Total stockholders' equity                                   43,156            25,422             40,584
                                                          --------------------------------------------------------

                                                             $       577,192    $      436,920    $       565,505
                                                          ========================================================

See notes to consolidated unaudited financial statements.

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                        2004                 2003
                                                            ------------------------------------------
Net sales                                                     $        119,419    $        104,363
Cost of products and services                                           92,674              83,640
                                                            ------------------------------------------
Gross profit                                                            26,745              20,723

Operating expenses:
   Selling and administrative expenses                                   9,389               5,513
   Special consulting expenses                                             284                 168
   Restructuring charges                                                   330                   -
                                                            ------------------------------------------
                                                                        10,003               5,681
                                                            ------------------------------------------
Income from operations                                                  16,742              15,042

Interest income                                                             52                  24
Loss on disposal of depreciable assets                                     (33)                (24)
Interest expense - subsidiary                                          (10,683)             (8,817)
Interest expense - subordinated exchange debentures                     (1,530)             (1,351)
                                                            ------------------------------------------
                                                                       (12,194)            (10,168)
                                                            ------------------------------------------
Income before income taxes and discontinued operations                   4,548               4,874
Income tax provision                                                     1,354               2,010
                                                            ------------------------------------------
Net income before discontinued operations                                3,194               2,864
Discontinued operations, net of taxes                                    2,354                   -
                                                            ------------------------------------------
Net income                                                    $          5,548     $         2,864
                                                            ==========================================

Basic income per common share:
   Income before discontinued operations                      $           0.04     $          0.05
   Discontinued operations                                                0.03                   -
                                                            ------------------------------------------
   Net income                                                 $           0.07     $          0.05
                                                            ==========================================

Diluted income per common share:
   Income before discontinued operations                      $           0.03     $          0.04
   Discontinued operations                                                0.03                   -
                                                            ------------------------------------------
   Net income                                                 $           0.06     $          0.04
                                                            ==========================================

Average number of shares outstanding:
   Basic                                                                83,154              63,154
                                                            ==========================================
   Diluted                                                              88,104              68,104
                                                            ==========================================


See notes to consolidated unaudited financial statements.

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                        2004                2003
                                                            ------------------------------------------
Net sales                                                     $        228,016    $        198,114
Cost of products and services                                          185,160             161,902
                                                            ------------------------------------------
Gross profit                                                            42,856              36,212

Operating expenses:
   Selling and administrative expenses                                  19,505              11,089
   Special consulting expenses                                             329                 334
   Restructuring charges                                                   900                   -
                                                            ------------------------------------------
                                                                        20,734              11,423
                                                            ------------------------------------------
Income from operations                                                  22,122              24,789

Interest income                                                             95                  45
Loss on disposal of depreciable assets                                     (61)               (288)
Interest expense - subsidiary                                          (21,491)            (17,662)
Interest expense - subordinated exchange debentures                     (3,011)             (2,659)
                                                            ------------------------------------------
                                                                       (24,468)            (20,564)
                                                            ------------------------------------------
(Loss) income before income taxes and discontinued                      (2,346)              4,225
   operations
Income tax (benefit) provision                                            (714)              1,738
                                                            ------------------------------------------
Net (loss) income before discontinued operations                        (1,632)              2,487
Discontinued operations, net of taxes                                    4,229                   -
                                                            ------------------------------------------
Net income                                                    $          2,597     $          2,487
                                                            ==========================================

Basic income per common share:
   (Loss) income before discontinued operations               $          (0.02)     $          0.04
   Discontinued operations                                                0.05                   -
                                                            ------------------------------------------
   Net income                                                 $           0.03      $          0.04
                                                            ==========================================

Diluted income per common share:
   (Loss) income before discontinued operations               $          (0.02)     $          0.04
   Discontinued operations                                                0.05                   -
                                                            ------------------------------------------
   Net income                                                 $           0.03      $          0.04
                                                            ==========================================

Average number of shares outstanding:
   Basic                                                                83,154               63,154
                                                            ==========================================
    Diluted                                                             88,104               68,104
                                                            ==========================================


See notes to consolidated unaudited financial statements.

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                   2004                   2003
                                                       -------------------------------------------------
OPERATING ACTIVITIES
Net income                                                $        2,597        $        2,487
Adjustments to reconcile net loss
   to net cash provided by operating activities:
     Depreciation                                                 13,532                11,192
     Amortization of debt issuance costs                           1,513                 1,091
     Amortization of intangibles                                     528                     -
     Amortization of premium on senior notes                        (264)                    -
     Loss on disposal of depreciable assets                           61                   288
     Provision for deferred income taxes                            (885)               (1,198)
     Accrued interest on subordinated exchange
       debentures                                                  2,877                 2,525
     Accretion of discount on subordinated exchange
       debentures                                                    134                   134
     Accrued interest on notes from the sale of stock                (25)                  (23)
     Changes in operating assets and liabilities:
         Trade accounts receivable                               (16,468)              (12,924)
         Inventories                                              (8,901)               (7,454)
         Income taxes refundable/payable                           5,992                 3,086
         Prepaid expenses                                           (811)                  206
         Asset held for sale                                      (2,628)                    -
         Trade accounts payable                                    6,647                 8,660
         Other accrued expenses                                     (426)                1,000
         Salaries and wages                                          674                 1,049
         Taxes, other than income taxes                              664                   673
         Deferred compensation and pension                          (540)                    -
                                                       ------------------------------------------------
Net cash provided by operating activities                          4,271                10,792


INVESTING ACTIVITIES
Purchases of property, plant, and equipment                       (6,361)               (5,171)
Proceeds from sale of equipment                                    4,922                   144
                                                       ------------------------------------------------
Net cash used in investing activities                             (1,439)               (5,027)
                                                       ------------------------------------------------


                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES



                                                                  SIX MONTHS ENDED JUNE 30,
                                                                 2004                2003
                                                      --------------------------------------------

FINANCING ACTIVITIES
Net payments - revolving loan                                    (2,300)                -
Payments of debt issuance costs                                    (294)                -
                                                      --------------------------------------------
Net cash used in financing activities                            (2,594)                -
                                                      --------------------------------------------
Net increase in cash and cash equivalents                           238             5,765
Cash and cash equivalents at beginning of period                 21,948             4,438
                                                      --------------------------------------------
Cash and cash equivalents at end of period              $        22,186      $     10,203
                                                      ============================================


See notes to consolidated unaudited financial statements.

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Von Hoffmann Holdings Inc. (the "Company") (formerly known as Von Hoffmann Corporation) and its wholly owned subsidiaries have been prepared in accordance with instructions to Form 10-Q and reflect all adjustments which management believes necessary to present fairly the results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

         The Company's business is subject to seasonal influences; therefore, interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Von Hoffmann Corporation (the "Subsidiary"), and its wholly owned subsidiaries: H&S Graphics, Inc., Precision Offset Printing Company, Inc. and The Lehigh Press, Inc.

PROPERTY, PLANT AND EQUIPMENT

         On May 24, 2004, the Company completed a sale leaseback related to its corporate headquarters in St. Louis, Missouri. Under the agreement, the building and land with a book value of approximately $3.9 million was sold for approximately $4.5 million and leased back under a five-year operating lease agreement. The gain on the sale of $0.6 million was deferred and is reflected within other accrued expenses. The deferred gain is being amortized over the five-year term of the operating lease.

INCOME TAXES

         The provision for income taxes is computed using the liability method. Differences between the actual tax rate and statutory tax rate result primarily from the nondeductible portion of interest expense-subordinated exchange debentures.

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


EMPLOYEE STOCK OPTIONS

         As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows APB Opinion No. 25 and related interpretations in accounting for its stock compensation awards. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Based on the Company's calculations, pro forma net income and earnings per share under the fair value method of SFAS No. 123 would not have been materially different from reported amounts for the three months and six months ended June 30, 2004 and 2003.

2.       INVENTORIES

         Inventories are priced at cost using the last-in, first-out (LIFO) method that does not exceed market, for the reporting period. The Company does not anticipate a material adjustment to the year-end LIFO reserve and thus, no quarterly LIFO adjustment has been made.

         Inventories are comprised of the following amounts:


                                               JUNE 30, 2004           JUNE 30, 2003        DECEMBER 31, 2003
      Raw Materials                          $       25,759           $       23,718         $       16,533
      Work In Process                                12,870                   17,463                 13,195
                                             --------------           --------------         --------------
                                                     38,629                   41,181                 29,728
      Less:  LIFO Reserve                             1,242                    1,690                  1,242
                                             --------------           --------------         --------------
                                             $       37,387           $       39,491         $       28,486
                                             ==============           ==============         ==============

3.   BUSINESS COMBINATIONS

THE LEHIGH PRESS, INC.

         On October 22, 2003, the Subsidiary acquired all of the outstanding shares of The Lehigh Press, Inc. ("Lehigh Press") for approximately $108.3 million (the "Lehigh Press Acquisition"). Lehigh Press is a leading provider of book covers and other components, and a provider of digital premedia and direct marketing printing services, operating through its Lehigh Lithographers and Lehigh Direct divisions. The acquisition reinforces our market position within the elementary and high school case bound education market as well as furthers our strategy to increase product offerings and capabilities to our customer base. The Lehigh Press Acquisition was financed by the borrowing of funds under the Subsidiary's credit facility and cash on hand.

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

         The acquisition was accounted for under the purchase method of accounting in accordance with the SFAS No. 141. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on the estimates of their respective fair values at the date of the acquisition.

         During the second quarter of 2004, Lehigh Press completed its final federal and state tax returns for the periods under previous ownership. As a result of these filings, the Company adjusted its allocation of the purchase price which resulted in a decrease in goodwill of $0.4 million and corresponding reduction in income taxes payable. The allocation of the purchase price is not subject to further adjustments. As of June 30, 2004, the Lehigh Press stock purchase agreement required $6.0 million to be placed in escrow for certain potential indemnification clauses under the stock purchase agreement. The escrow or portions thereof will expire at various dates through April 2005.

         In November 2003, the Subsidiary's Board of Directors authorized the exploration of a potential sale of Lehigh Direct. To assist us in the sale of the Lehigh Direct division, Credit Suisse First Boston was engaged in late November 2003. As a result, retroactive to the date we acquired Lehigh Press, the Lehigh Direct division of Lehigh Press met the criteria for classification as an asset held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the carrying value of the division's net assets was adjusted to its fair value less expected costs to sell, amounting to $55.0 million, based on recent internal analysis of similar transactions.

         On April 27, 2004, the Company announced the closure of Lehigh Press's premedia operating division, located in Elk Grove Village, Illinois. The operations will be combined into H & S Graphics, Inc., the Company's existing premedia operation, during the third quarter of 2004. The impact of the closure to on-going operations and financial position will not be material.

4.   ASSET HELD FOR SALE

         As disclosed in Note 3, the Company determined the Lehigh Direct division of Lehigh Press met the criteria for an asset held for sale as outlined by FAS No. 144 at the acquisition date. Accordingly, at the acquisition date, the carrying value of the division's net assets was adjusted to its fair value less costs to sell, amounting to $55.0 million, which was based on internal analysis of recent similar transactions.

         From the acquisition date through June 30, 2004, the value of the asset held for sale changed based on the fluctuations in net assets included within the disposal group. No gain or loss was recognized associated with this change in the net assets of Lehigh Direct, as we believe the valuation of the asset will change accordingly. The net assets of the Lehigh Direct division consist of the following:

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                                                JUNE 30,        DECEMBER 31,
                                                 2004              2003
                                           -----------------  ----------------
Assets:
   Current assets                          $         19,616   $        18,430
   Property, plant and equipment, net                55,000            54,399
                                           -----------------  ----------------
Total assets                                         74,616            72,829
Liabilities:
   Current liabilities                                8,213             9,054
   Deferred income taxes                              4,123             4,123
                                           -----------------  ----------------
Total liabilities                                    12,336            13,177
                                           -----------------  ----------------
Asset held for sale                        $         62,280   $        59,652
                                           =================  ================

         Within the Statement of Operations, activity associated with operating results of the Lehigh Direct division is shown separately as part of discontinued operations, net of a tax provision of $1.6 million and $2.7 million for the three months and six months ended June 30, 2004, respectively. For the three months ended June 30, 2004, net sales and pre-tax income were $24.4 million and $4.0 million, respectively. For the six months ended June 30, 2004, net sales and pre-tax income were $47.0 million and $6.9 million, respectively.

5.   RESTRUCTURING CHARGES

         On December 11, 2003, the Company announced the closure of two manufacturing facilities under the Precision Offset Printing Company Inc. ("Precision") subsidiary. The remaining operations will be combined into the Pennsauken, NJ-based Lehigh Lithographers ("Litho") division of The Lehigh Press. The purpose of the closure is to reduce the cost structure as well as consolidate its service offerings (i.e. products, people, etc.) to the educational customers who print products on plastics and other synthetic substrates.

         During the second quarter, the Company revised the amount of expected pre-tax expenses associated with the above closure to total approximately $2.2 million. The expenses consist of employee severance and related benefits ($0.7 million); revision of depreciable asset lives and salvage value of property, plant and equipment ($1.1 million) and other charges ($0.4 million). The reduction in the amount of total restructuring costs since March 31, 2004, is due to changes in the mix of equipment being transferred and an increase in the level of expected proceeds from disposition of assets. In 2003, no expense was recognized associated with the restructuring.

         The table below sets forth the significant components and activity related to the above restructuring for the three months and six months ended June 30, 2004:

                                 BALANCE                                   CASH           BALANCE
                             MARCH 31, 2004          CHARGES             PAYMENTS      JUNE 30, 2004
                             --------------          -------             --------      -------------
Severance                    $       499         $       234         $      (647)       $        86
Other costs                            -                  96                 (96)                 -
                             ------------        ------------        ------------       ------------
                             $       499         $       330         $      (743)       $        86
                             ============        ============        ============       ============


                                 BALANCE                                   CASH           BALANCE
                             MARCH 31, 2004          CHARGES             PAYMENTS      JUNE 30, 2004
                             --------------          -------             --------      -------------

Severance                    $         -        $        741         $      (655)       $        86
Other costs                            -                 159                (159)                 -
                             ------------        ------------        ------------       ------------
                             $         -        $        900         $      (814)       $        86
                             ============        ============        ============       ============


                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


         These expenses are reflected within operating expenses as restructuring charges. Additionally within costs of products and services, the Company recognized incremental depreciation expense of $1.1 million for the six months ended June 30, 2004, as a result of the revision of depreciable asset lives and salvage value of property, plant and equipment not being transferred. During the three months ended June 30, 2004, the Company reversed $0.6 million of depreciation expense as a result of the revisions described above.

6.   PENSION PLAN

         With the acquisition of Lehigh Press, the Company maintains a trusteed, noncontributory defined benefit pension plan for eligible employees of the Lehigh Press divisions not otherwise covered by collective bargaining agreements. In addition, the Company maintains an unfunded supplemental retirement plan (SRP plan) for certain key executives of Lehigh Press. The SRP plan no longer has any active participants accruing benefits under the supplemental retirement plan. The plans provide benefits based on years of service and final average compensation. The following table sets forth the components of net periodic benefit cost for the three months ended and six months ended June 30, 2004:

                                                            THREE MONTHS ENDED          SIX MONTHS ENDED

                                                          PENSION   OTHER BENEFITS     PENSION    OTHER BENEFITS
                                                          BENEFITS       (SRP)         BENEFITS      (SRP)
                                                            2004          2004           2004         2004
Components of net periodic benefit cost:
   Service cost                                         $    298     $      -        $    611      $     -
   Interest cost                                             473           15             943           30
   Expected return on plan assets                           (409)           -            (849)           -
   Amortization of unrecognized prior service cost            13            -              20            -
                                                        ---------    ---------       ---------     ---------
Net periodic benefit cost                               $    375     $     15        $    725      $    30
                                                        =========    =========       =========     =========


         No net periodic benefit cost was incurred for 2003 as Lehigh Press was acquired in October 2003. The Company's funding policy for all plans is to make the minimum annual contributions required by applicable regulations. The Company expects to contribute $2.6 million to the pension plan and $0.1 million to the SRP plan in 2004. No additional discretionary contributions are anticipated to be made in 2004.

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS



7.   SUBSEQUENT EVENT


         On July 21, 2004, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fusion Acquisition LLC ("AcquisitionCo"), a newly-formed entity owned by investment funds managed by Kohlberg, Kravis, Roberts & Co. ("KKR"), and VHH Merger, Inc.("MergerCo"), a wholly-owned subsidiary of AcquisitionCo formed for the purpose of effecting the Merger (as defined below), pursuant to which MergerCo will merge with and into the Company such that the Company will be the surviving corporation in the Merger (the "Merger") and, at the effective time of the Merger, will become a wholly-owned subsidiary of AcquisitionCo. Immediately upon the effectiveness of the Merger, AcquisitionCo will contribute the Company to Jostens Holding Corp. ("JHC") in exchange for capital stock of JHC. Following the contribution, JHC intends to contribute the Company to its direct subsidiary, Jostens IH Corp., and as a result the Company will be a wholly-owned subsidiary of Jostens IH Corp.

         Pursuant to the Merger Agreement, each issued and outstanding share of the Company's common stock, together with all shares represented by exercisable stock options and warrants, will be converted into the right to receive cash merger consideration. The cash merger consideration payable per share (less, in the case of stock options and warrants, the applicable per share exercise price) will be determined based upon a total enterprise value of $650.0 million, as adjusted based upon the working capital of the Company at closing.

         DLJ Merchant Banking Partners II, L.P. and certain of its affiliated funds currently beneficially own approximately 99% of the Company's outstanding voting securities. Upon consummation of the merger and the contribution, the Company shall be a wholly-owned subsidiary of Jostens IH Corp.

         In connection with the Merger and subsequent contribution, we will refinance our existing credit facility. In addition, upon the consummation of the contribution, JHC intends to use new financing by Jostens IH Corp. to fund certain tender payments due to holders of each of the (i) the Subsidiary's 10.25% Senior Notes due 2009, (ii) the Subsidiary's 10.375% Senior Subordinated Notes due 2007, and (iii) the Company's 13.5% Subordinated Exchange Debentures due 2009, who elect to tender their notes pursuant to tender offers and consent solicitations expected to be commenced in August 2004 and to redeem those notes and debentures not so tendered.

         With the above Merger Agreement, the Lehigh Direct business will no longer be sold as a separate business. As a result, the Lehigh Direct division of Lehigh Press no longer meets the criteria, as of July 21, 2004, for classification as an asset held for sale under SFAS No. 144. Accordingly in the third quarter of 2004, the Lehigh Direct division will be valued at the lower of its carrying amount, adjusted for any depreciation and amortization that would have been recognized had the division been continuously classified as "held and used."

                   VON HOFFMANN HOLDINGS INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


         The change in classification of the Lehigh Direct division will result in its assets and liabilities being classified within their respective individual financial statement line items rather than within the asset held for sale line in the consolidated balance sheet. Within the Statement of Operations, results of the Lehigh Direct division will be classified as an operating business rather than as a discontinued operation. During the third quarter of 2004, the Company will record a one-time cumulative adjustment for approximately $5.0 million, on a pre-tax basis, associated with the depreciation and amortization expense as if the division was classified as an asset held for use since October 2003, the date of the Lehigh Press Acquisition. For the three months ended June 30, 2004, net sales, income from operations and net income would be $143.8 million, $18.9 million, and $4.5 million, respectively, assuming the classification as an asset held and used. For the six months ended June 30, 2004, net sales, income from operations and net income would be $275.0 million, $25.3 million, and $0.3 million, respectively, assuming the classification as an asset held and used.

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

           Our sales of products and services are affected by a number of factors, including the ELHI textbook adoption process, general economic conditions and market seasonality. Our sales of instructional materials, from which we derived 67% of our net sales in 2003, are also affected over the long term by demographic trends in ELHI and college enrollment.

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

           Our net sales of products and services are also affected by general economic conditions. In particular, net sales to the instructional materials market are affected as the majority of public funding for education comes from state and local tax revenues, which have a direct correlation with prevailing economic activity levels. Product demand and our sales in the segments of the commercial market we serve is also sensitive to economic conditions.

           We experience seasonal market fluctuations in our net sales and production for the educational textbook and commercial markets. State and local textbook purchasing and delivery schedules significantly influence the seasonality of the demand for products in these areas. The purchasing schedule for the ELHI markets usually starts in the spring and peaks in the summer months preceding the start of the school year. The majority of college textbook sales occur from June through August and November through January. Our net sales to the commercial market tend to peak in the third and fourth quarters, with the fourth quarter representing the strongest quarter. Net sales of our digital pre-press and composition businesses tend to precede the peak production periods for textbook manufacturing by a quarter with our business peaking in the first and second quarters of our calendar fiscal year. Consistent with the overall fluctuations of our sales and cash flow from operations, borrowings under our senior credit facility tend to be higher in the first and second quarters of each fiscal year.

SALE OF VON HOFFMANN

           On July 21, 2004, Holdings entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fusion Acquisition LLC ("AcquisitionCo"), a newly formed entity owned by investment funds managed by Kohlberg, Kravis, Roberts & Co. ("KKR"), and VHH Merger, Inc.("MergerCo"), a wholly owned subsidiary of AcquisitionCo formed for the purpose of effecting the Merger (as defined below), pursuant to which MergerCo will merge with and into Holdings such that Holdings will be the surviving corporation in the merger (the "Merger") and, at the effective time of the Merger, will become a wholly-owned subsidiary of AcquisitionCo. Immediately upon the effectiveness of the Merger, AcquisitionCo will contribute Holdings to Jostens Holding Corp. ("JHC") in exchange for capital stock of JHC. Following the contribution, JHC intends to contribute Holdings to its direct subsidiary, Jostens IH Corp., and as a result Holdings will be a wholly-owned subsidiary of Jostens IH Corp.

           Pursuant to the Merger Agreement, each issued and outstanding share of Holdings' common stock, together with all shares represented by exercisable stock options and warrants, will be converted into the right to receive cash merger consideration. The cash merger consideration payable per share (less, in the case of stock options and warrants, the applicable per share purchase price) will be determined based upon a total enterprise value of $650.0 million, as adjusted based upon the working capital of the Company at closing.

           DLJ Merchant Banking Partners II, L.P. and certain of its affiliated funds currently beneficially own approximately 99% of Holdings' outstanding voting securities. Upon consummation of the merger and the contribution, Holdings shall be a wholly-owned subsidiary of Jostens IH Corp.

           In connection with the Merger and subsequent contribution, we will refinance our existing credit facility. In addition, upon the consummation of the contribution, JHC intends to use new financing by Jostens IH Corp. to fund certain tender payments due to holders of each of the (i) Von Hoffmann's 10.25% Senior Notes due 2009, (ii) Von Hoffmann's 10.375% Senior Subordinated Notes due 2007, and (iii) Holding's 13.5% Subordinated Exchange Debentures due 2009, who elect to tender their notes pursuant to tender offers and consent solicitations expected to be commenced in August 2004 and to redeem those notes and debentures not so tendered.

LEHIGH PRESS ACQUISITION

           On October 22, 2003, Von Hoffmann acquired all of the outstanding shares of Lehigh Press for approximately $108.3 million (the "Lehigh Press Acquisition"). Lehigh Press is a leading provider of book covers and other components, and a provider of digital premedia and direct marketing printing services, operating through its Lehigh Lithographers and Lehigh Direct divisions. We expect to reinforce our market position within the elementary and high school case bound education market as well as further our strategy to increase product offerings and increased capabilities to our customer base. The Lehigh Press Acquisition was financed by the borrowing of funds under our senior credit facility and cash on hand.

           The acquisition was accounted for under the purchase method of accounting in accordance with the SFAS No. 141, Business Combinations. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on the estimates of their respective fair values at the date of the acquisition. The initial allocation of purchase price resulted in value being assigned to intangible assets and goodwill of $29.4 million and $41.1 million, respectively. During the second quarter of 2004, Lehigh Press completed its final federal and state tax returns for the periods under previous ownership. As a result of these filings, the Company adjusted its allocation of the purchase price which resulted in a decrease in goodwill of $0.4 million and corresponding reduction in income taxes payable. The allocation of the purchase price is not subject to further adjustments.

           On April 27, 2004, the Company announced the closure of Lehigh Press's premedia operating division, located in Elk Grove Village, Illinois. The operations will be combined into H & S Graphics, Inc., the Company's existing premedia operation during the third quarter of 2004. The impact of the closure to on-going operations and financial position will not be material.

DISCONTINUED OPERATION - ASSET HELD FOR SALE

           In November 2003, Von Hoffmann's Board of Directors authorized the exploration of a potential sale of Lehigh Direct. To assist us in the sale of the Lehigh Direct division, we engaged Credit Suisse First Boston in late November 2003. As a result, retroactive to the date we acquired Lehigh Press, the Lehigh Direct division of Lehigh Press met the criteria for classification as an asset held for sale as outlined by SFAS No. 144. Accordingly, at the acquisition date, the carrying value of the division's net assets was adjusted to its fair value less costs to sell, amounting to $55.0 million, which was based on internal analysis of recent similar transactions.

           Within the Statement of Operations, activity associated with operating results of the Lehigh Direct division is shown separately as part of discontinued operations, net of tax provision of $1.6 million and $2.7 million for the quarter and year-to-date ended June 30, 2004, respectively. For the quarter ended June 30, 2004, net sales and pre-tax income were $24.4 million and $4.0 million, respectively. For the year-to-date ended June 30, 2004, net sales and pre-tax income were $47.0 million and $6.9 million, respectively.

           With the above Merger Agreement, the Lehigh Direct business will no longer be sold as a separate business. As a result, the Lehigh Direct division of Lehigh Press no longer meets the criteria, as of July 21, 2004, for classification as an asset held for sale under SFAS No. 144. Accordingly in the third quarter of 2004, the Lehigh Direct division will be valued at the lower of its carrying amount, adjusted for any depreciation and amortization that would have been recognized had the division been continuously classified as "held and used."

           The change in classification of the Lehigh Direct division will result in its assets and liabilities being classified within their respective individual financial statement line items rather than within the asset held for sale line in the consolidated balance sheet. Within the Statement of Operations, results of the Lehigh Direct division will be classified as an operating business rather than as a discontinued operation. During the third quarter of 2004, the Company will record a one-time cumulative adjustment for approximately $5.0 million, on a pre-tax basis, associated with the depreciation and amortization expense as if the division was classified as an asset held for use since October 2003, the date of the Lehigh Press Acquisition. For the three months ended June 30, 2004, net sales, income from operations and net income would be $143.8 million, $18.9 million, and $4.5 million, respectively, assuming the classification as an asset held and used. For the six months ended June 30, 2004, net sales, income from operations and net income would be $275.0 million, $25.3 million, and $0.3 million, respectively, assuming the classification as an asset held and used.

RESTRUCTURING ACTIVITY

           On December 11, 2003, the Company announced the closure of two manufacturing facilities under the Precision Offset Printing Company Inc. ("Precision") subsidiary. The remaining operations will be combined into the Pennsauken, NJ-based Lehigh Lithographers ("Litho") division of The Lehigh Press. The purpose of the closure is to reduce the cost structure as well as consolidate its service offerings (i.e. products, people, etc.) to the educational customers who print products on plastics and other synthetic substrates.

           During the second quarter, the Company revised the amount of expected pre-tax expenses associated with the above closure to total approximately $2.2 million. The expenses consist of employee severance and related benefits ($0.7 million); revision of depreciable asset lives and salvage value of property, plant and equipment ($1.1 million) and other charges ($0.4 million). The reduction in the amount of total restructuring costs since March 31, 2004, is due to changes in the mix of equipment being transferred and an increase in the level of expected proceeds from disposition of assets. In 2003, no expense was recognized associated with the restructuring.

           The table below sets forth the significant components and activity related to the above restructuring for the three months and six months ended June 30, 2004:

                                 BALANCE                                     CASH                  BALANCE
                             MARCH 31, 2004          CHARGES                PAYMENTS             JUNE 30, 2004
                             --------------          -------                --------             -------------

Severance                    $         499        $         234          $        (647)         $          86
Other costs                              -                   96                    (96)                     -
                             --------------       --------------         --------------         --------------
                             $         499        $         330          $        (743)         $          86
                             ==============       ==============         ==============         ==============

                                 BALANCE                                     CASH                  BALANCE
                             MARCH 31, 2004          CHARGES                PAYMENTS             JUNE 30, 2004
                             --------------          -------                --------             -------------

Severance                    $           -        $         741          $        (655)         $          86
Other costs                              -                  159                   (159)                     -
                             --------------       --------------         --------------         --------------
                             $           -        $         900          $        (814)         $          86
                             ==============       ==============         ==============         ==============

           These expenses are reflected within operating expenses as restructuring charges. Additionally within costs of products and services, the Company recognized incremental depreciation expense of $1.1 million for the six months ended June 30, 2004, as a result of the revision of depreciable asset lives and salvage value of property, plant and equipment not being transferred. During the three months ended June 30, 2004, the Company reversed $0.6 million of depreciation expense as a result of the revisions described above.

INTEGRATION OF PREMEDIA OPERATIONS

           On June 18, 2004, we announced plans to integrate the skills and capabilities of our three premedia operations: Preface, H&S Graphics and Lehigh Digital, to form one full-service creative through premedia business to be named Anthology, Inc. The integration of these operations into one facility located in Arlington Heights, Illinois will take place in the third quarter of 2004. The cost impact to on-going operations and financial position will not be material.

RESULTS OF OPERATIONS

           Our results of operations for the quarter and year-to-date ended June 30, 2004 include the operations of Lehigh Press since the beginning of the period. No results from operations of Lehigh Press are included for the quarter and year-to-date ended June 30, 2003.

QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003

           Net Sales. Net sales increased $15.1 million, or 14.5%, to $119.4 million for the quarter ended June 30, 2004, from $104.4 million for the quarter ended June 30, 2003. Included within net sales for the second quarter of 2004 is approximately $18.7 million of net sales from the Lehigh Press's educational book components and digital premedia services businesses. Excluding the Lehigh Press activity from the second quarter of 2004 net sales, net sales decreased $3.6 million, or 3.5%, as compared to the second quarter of 2003. The Company's four-color elementary and high school (ELHI) market experienced strong performance with a 4.5% increase in the second quarter of 2004. In addition, the Company's four-color non-educational market continues to show growth with a 110% increase over prior year's quarter. However, the one and two-color market segments, both educational and non-educational, experienced double-digit decreases of 13.4% and 14.5%, respectively. The decreases in these segments were impacted by strong prior year sales with one-time testing and catalog projects as well as the overall reduction in government printing activity. In addition, the four-color college market experienced a decline of 9.8% during the second quarter.

           Cost of Products and Services. Costs of products and services increased $9.1 million from $83.6 million for the quarter ended June 30, 2003, to $92.7 million for the quarter ended June 30, 2004 reflecting the impact of the Lehigh Press acquisition. As a percentage of net sales, costs of products and services decreased from 80.1% for the quarter ended June 30, 2003, to 77.6% for the quarter ended June 30, 2004. The decrease in costs of products and services as a percentage of net sales primarily represents the favorable integration of Lehigh Press and the higher mix of four color printing versus one color printing.

           Gross Profit. Gross profit increased $6.0 million, or 29.0%, from $20.7 million for the quarter ended June 30, 2003, to $26.7 million for the quarter ended June 30, 2004. As a percentage of net sales, gross margin was 22.4% for the second quarter of 2004 as compared to 19.9% for the corresponding period in 2003. The increase in gross margin is the result of the factors discussed above in net sales and costs of products and services.

           Operating Expenses. Operating expenses increased $4.3 million from $5.7 million for the quarter ended June 30, 2003, to $10.0 million for the quarter ended June 30, 2004. Operating expenses for the second quarter of 2004 included approximately $3.2 million from the inclusion of Lehigh Press. Excluding Lehigh Press activity, operating expenses increased $1.1 million in the second quarter of 2004 from the comparable period in 2003. The increase was primarily as a result of approximately $0.3 million for restructuring charges associated with the Precision restructuring activity and incremental costs associated with sales and administration functions.

           Interest Expense - Subsidiary. Interest expense - Subsidiary, which reflects interest incurred by Von Hoffmann and its consolidated subsidiaries, increased $1.9 million, or 21.6%, to $10.7 million for the quarter ended June 30, 2004, from $8.8 million for the quarter ended June 30, 2003. The increase was primarily attributable to the incremental $60.0 million principal amount of Von Hoffmann's 10.25% Senior Notes due 2009 (the "Senior Notes") that were issued in October 2003 and our having $275 million outstanding in the second quarter of 2004 compared to $215 million of Senior Notes outstanding in the second quarter of 2003. In addition, we had a higher average outstanding balance on the revolving loan in the second quarter of 2004 (i.e. $27.7 million for the second quarter of 2004 compared to $3.7 million for the second quarter of 2003). The increase was attributable primarily to increased borrowings associated with the Lehigh Press acquisition and interest payment requirements on our Senior Notes.

           Interest Expense - Subordinated Exchange Debentures. Interest expense -Subordinated Exchange Debentures relates to interest on the 13.5% subordinated exchange debentures due 2009 of Holdings (the "Subordinated Exchange Debentures"). Interest expense - Subordinated Exchange Debentures increased $0.1 million, or 7.1%, to $1.5 million for the quarter ended June 30, 2004, from $1.4 million for the quarter ended June 30, 2003. The increase resulted from the interest compounding effect on the accretion of the outstanding Subordinated Exchange Debentures.

           Income Tax Provision. During the second quarter of 2004, we recorded a $1.4 million tax provision, compared to $2.0 million for 2003. The effective tax rate for the second quarter of 2004 was 29.8% as compared to 41.2% in 2003. The change in the effective rate is driven by the proportional impact of certain interest expense relating to the Subordinated Exchange Debentures not being deductible.

           Discontinued operations, net of taxes. Discontinued operations, net of taxes, represent operating results from our asset held for sale, the Lehigh Direct division of Lehigh Press. The results include the entire second quarter of 2004. The amount includes a $1.6 million tax provision.

           Net income. Net income for the quarter ended June 30, 2004, was $5.5 million compared to net income of $2.9 million for the quarter ended June 30, 2003. The increase in net income was primarily attributable to the favorable impact of Lehigh Press activity slightly offset by higher operating expenses and interest expense.

SIX-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2003

           Net Sales. Net sales increased $29.9 million, or 15.1%, to $228.0 million for the six months ended June 30, 2004, from $198.1 million for the six months ended June 30, 2003. Included within net sales for the six month period of 2004 is approximately $34.9 million of net sales from the Lehigh Press's educational book components and digital premedia services businesses. Excluding the Lehigh Press activity from the six month period of 2004 net sales, net sales decreased $5.0 million, or 2.5%, as compared to the six month period of 2003. The Company's four-color elementary and high school (ELHI) and college markets experienced strong performance with a 9.4% and 1.2%, respectively, increases in the six month period of 2004. In addition, the Company's four-color non-educational market continues to show growth with a 76% increase over prior year's six month period. However, the one and two-color market segments, both educational and non-educational, demonstrated double-digit decreases of 19.6% and 18.2%, respectively. The decreases in these segments were impacted by strong prior year sales with one-time catalog, ELHI and testing projects as well as the overall reduction in computer printing activity.

           Cost of Products and Services. Costs of products and services increased $23.3 million to $185.2 million for the six months ended June 30, 2004, from $161.9 million for the six months ended June 30, 2003. As a percentage of net sales, costs of products and services decreased to 81.2% for the six-months ended June 30, 2004, from 81.7% for the six months ended June 30, 2003. The decrease in costs of products and services as a percentage of net sales primarily represents the favorable impact of the inclusion of Lehigh Press and the higher mix of four color printing versus one color printing. These items offset the impact of increased depreciation expense of approximately $1.1 million in the first six months of 2004 associated with the revision of depreciable lives and salvage value of property, plant and equipment as part of our Precision restructuring.

           Gross Profit. Gross profit increased $6.6 million, or 18.2%, from $36.2 million for the six months ended June 30, 2003, to $42.8 million for the six months ended June 30, 2004. As a percentage of net sales, gross margin was 18.8% for the first half of 2004 as compared to 18.3% for the corresponding period in 2003. The increase in gross margin is the result of the factors discussed above in net sales and costs of products and services.

           Operating Expenses. Operating expenses increased $9.3 million from $11.4 million for the six months ended June 30, 2003, to $20.7 million for the six months ended June 30, 2004. Operating expenses for the six months ended June 30, 2004 included approximately $6.5 million from the inclusion of Lehigh Press. Excluding Lehigh Press activity, operating expenses increased $2.8 million in 2004 from the comparable period in 2003. The increase was primarily as a result of approximately $0.9 million for restructuring charges associated with the Precision restructuring activity and approximately $0.8 million of costs associated with an adverse decision rendered against us in the first quarter of 2004, which decision will not have on-going material effect on us. In addition, we have incremental costs associated with sales and administration functions to meet certain strategic objectives.

           Interest Expense - Subsidiary. Interest expense - Subsidiary, which reflects interest incurred by Von Hoffmann and its consolidated subsidiaries, increased $3.8 million, or 21.5% from $17.7 million for the six months ended June 30, 2003, to $21.5 million for the six months ended June 30, 2004. The increase was primarily attributable to the incremental $60.0 million principal amount of Von Hoffmann's 10.25% Senior Notes due 2009 (the "Senior Notes") that were issued in October 2003 and our having $275 million outstanding in the six months of 2004 compared to $215 million of Senior Notes outstanding in the six months of 2003. In addition, we had a higher average outstanding balance on the revolving loan in 2004 (i.e. approximately $31.5 million for 2004 compared to a minimal outstanding level in 2003). The increase was attributable primarily to increased borrowings associated with the Lehigh Press acquisition and interest payment requirements on our Senior Notes.

           Interest Expense - Subordinated Exchange Debentures. Interest expense
- Subordinated Exchange Debentures increased $0.3 million, or 11.1%, from $2.7 million for the six months ended June 30, 2003, to $3.0 million for the six months ended June 30, 2004. The increase resulted from the interest compounding effect on the accretion of the outstanding Subordinated Exchange Debentures.

           Income Tax Provision (Benefit). During the first half of 2004, the Company recorded a $0.7 million tax benefit, compared to a $1.7 million provision for 2003. The effective tax rate for the first half of 2004 was 30.4% as compared to 41.1% in 2003. The different effective rate is driven by the proportional impact of certain interest expense relating to the Subordinated Exchange Debentures not being deductible.

           Discontinued operations, net of taxes. Discontinued operations, net of taxes, represent operating results from our asset held for sale, the Lehigh Direct division of Lehigh Press. The results include the six months ended June 30, 2004. The amount includes a $2.7 million tax provision.

           Net Income. Net income for the six months ended June 30, 2004 was $2.6 million compared to $2.5 million for the six months ended June 30, 2003. The increase in net income was primarily attributable to the favorable impact of Lehigh Press activity slightly offset by higher operating expenses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

           Cash Provided by Operating Activities. Cash provided by operations for the six months ended June 30, 2004, was $4.3 million compared to $10.8 million provided for the six months ended June 30, 2003. The lower level of operating cash flow primarily relates to higher level of accounts receivable at June 30, 2004 as compared to December 31, 2003 resulting from the inclusion of Lehigh Press. We believe that no material collectibility issues are present with the June 30, 2004 accounts receivable balance.

           Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2004, was $1.4 million compared to $5.0 million for the six months ended June 30, 2003. We had purchases of property, plant and equipment of $6.4 million in 2004 compared to $5.2 million in 2003. In 2004, the additional capital expenditures were offset by proceeds from the sale of certain non-core assets, principally our corporate headquarters facility for $4.5 million.

           Cash Used in Financing Activities. Net cash used in financing activities for the six months ended June 30, 2004, was $2.6 million compared to no activity for the six months ended June 30, 2003. During the six months ended June 30, 2004, our borrowing activity was for working capital requirements and the interest payments due on the Senior Notes and Senior Subordinated Notes.

CAPITAL EXPENDITURE REQUIREMENTS

           Capital expenditures for the six months ended June 30, 2004, were $6.4 million compared to $5.2 million for the six months ended June 30, 2003. These capital expenditures focused on manufacturing efficiencies in order to improve operating performance. We continue to expect our capital expenditures for 2004 to be approximately $15.0 to $20.0 million, based on a capital expenditure program directed at productivity throughout the entirety of our operations. We believe that current capacity is adequate in the near term based on anticipated utilization rates. Accordingly, our focus is directed at capital expenditures that will improve our cost position.

DEBT SERVICE REQUIREMENTS

           Our senior credit facility provides for revolving loans of up to $100.0 million. As of June 30, 2004, we had $23.5 million in borrowings outstanding under our senior credit facility and had $73.2 million of additional borrowings available under our senior credit facility, after excluding $3.3 million of letters of credit. The facility is secured by 100% of our capital stock, and substantially all of our assets and the assets of our subsidiaries that guarantee our senior credit facility, including accounts receivable, inventory and property, plant and equipment. The facility is subject to borrowing base availability and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and the sale of assets.

           Our senior credit facility contains customary covenants and restrictions on our ability to engage in certain activities, including:

          o    incurring debt or liens,

          o    paying dividends or repurchasing our equity securities,

          o voluntarily prepaying certain indebtedness (including our senior notes and our $100 principal amount of 10 3/8% senior subordinated notes due 2007 ("Senior Subordinated Notes")),

          o    selling assets,

          o    making acquisitions,

          o    entering into mergers or similar transactions or

          o    engaging in transactions with affiliates.

           Our senior credit facility restricts us from repurchasing our senior notes and our senior subordinated notes prior to their maturity, except under certain circumstances. In addition, our senior credit facility requires that we meet or exceed certain fixed charge coverage ratios and not exceed specified leverage ratios. It also includes customary events of default. We are currently in compliance with each of these covenants and restrictions.

           We also have $275.0 million aggregate principal amount of Senior Notes (including the $60.0 million of securities offered on October 22, 2003 at 104.75%) and $100.0 million aggregate principal amount of the Senior Subordinated Notes outstanding. As of June 30, 2004, we also had $44.2 million principal amount outstanding (on an accreted basis) of Subordinated Exchange Debentures due 2009. The Subordinated Exchange Debentures bear interest at 13.5% per annum, and while cash interest payments are prohibited by our senior credit facility, interest on the Subordinated Exchange Debentures accretes to principal. Holdings' obligation to make cash interest payments with respect to the Subordinated Exchange Debentures is subject to the terms of its and its subsidiaries' then-outstanding indebtedness and any other applicable contractual provisions limiting their ability to declare and pay cash interest. Our senior credit facility prohibits the payment of such cash interest.

           In connection with the anticipated merger and subsequent contribution, we will refinance our existing credit facility. In addition, upon the consummation of the contribution, JHC intends to use new financing by Jostens IH Corp. to fund certain tender payments due to holders of each of (i) Von Hoffmann's 10.25% Senior Notes due 2009, (ii) Von Hoffmann's 10.375% Senior Subordinated Notes due 2007, and (iii) Holdings' 13.5% Subordinated Exchange Debentures due 2009, who elect to tender their notes pursuant to tender offers and consent solicitations expected to be commenced in August 2004 and to redeem those notes and debentures not so tendered.

           Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our senior credit facility will be adequate to meet our liquidity needs for the foreseeable future, including scheduled interest payments on all series of our notes interest payments on the borrowings under our senior credit facility. Our ability to make payments on and to refinance our indebtedness, including our senior credit facility, the Senior Notes and the Senior Subordinated Notes, and to fund our business initiatives, however, will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, and other factors that are beyond our control. No assurance can be made that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility or under any future financings on satisfactory terms in an amount sufficient to enable us to pay our indebtedness, including our senior credit facility, the securities, the Senior Notes and the Senior Subordinated Notes, or to fund our other liquidity needs.

           In the future, we may use proceeds from our indebtedness, excess cash, borrowings under our senior credit facility, proceeds from issuances of equity securities or proceeds from asset dispositions to repurchase some of our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity, contractual restrictions and other factors. The amounts involved may be material.

CRITICAL ACCOUNTING POLICIES

           Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates and judgments on historical experience, current and expected economic conditions and other factors believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that the estimates, assumptions and judgments described in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. The significant accounting policies which management believes are most critical to aid in fully understanding and evaluating our reported financial results include our accounting of (a) business combinations; (b) inventories; (c) revenue recognition; (d) property, plant and equipment, (e) goodwill and other intangibles; and (f) pension costs. Actual results may differ from our estimates. There has been no significant change in these policies, or the estimates used in the application of the policies, since our 2003 fiscal year end.

BUSINESS COMBINATIONS

           In accordance with SFAS No. 141, Business Combinations (SFAS No.
141), we account for all business combinations using the purchase method. In applying the purchase method, we perform detail analysis which may include use of third party appraisals to recognize and value acquired intangible assets separately from goodwill.

INVENTORIES

           We value approximately 92% of our inventory at the lower of cost, as determined using the last-in, first-out (LIFO) method, or market. The remainder of inventory is valued at the lower of cost, as determined using the first-in, first-out (FIFO) method, or market. Inventories include material, labor and manufacturing overhead. We record a reserve for excess and obsolete inventory based primarily upon historical and forecasted demand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

REVENUE RECOGNITION

           The Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In accordance with SAB No. 101, we recognize revenue when the products are shipped FOB shipping point, risk of loss transfers or as services are performed as determined by the contractual agreement and collectibility is reasonably assured. Our policy is consistent with industry practices.

PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment are stated at cost. We capitalize all repair and maintenance costs which result in significant increases in the useful life of the underlying asset. All other repair and maintenance costs are expensed. Depreciation is computed using straight-line or accelerated methods over various lives, dependent on the asset. Management assesses long-lived assets for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Property, plant and equipment is reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of property, plant and equipment may not be recoverable. Impairment losses are recognized based on fair value if expected cash flows of the related property, plant and equipment are less than their carrying value. Changes in market conditions or poor operating results could result in a decline in value thereby potentially requiring an impairment charge in the future.

GOODWILL AND OTHER INTANGIBLES

           In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we no longer amortize goodwill. The Company performs a formal impairment test of goodwill and indefinite-lived intangible assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company's three reporting units for purposes of applying the provisions of SFAS No. 142 are: print and bind, prepress services and sheetfed and cover printing.

           Amortizable intangible assets are evaluated for potential impairment when current facts and circumstances indicate that the carrying value may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the amortizable intangible asset, or appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an intangible asset is determined to be impaired, the loss is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

           The Company did not recognize any impairment of goodwill and intangible assets for any period presented. Changes in market condition, poor operating results or combination thereof could result in decline in value thereby potentially requiring an impairment charge in the future.

PENSION COSTS

           With the Lehigh Press Acquisition, we maintain a trusteed, noncontributory defined benefit pension plan for eligible employees of the Lehigh Press division not otherwise covered by collective bargaining agreements. We account for this plan under SFAS No. 87, "Employer's Accounting for Pensions," which requires us to use three key assumptions when computing estimated annual pension expense. These assumptions are the discount rate applied to the projected benefit obligation, expected return on plan assets and the rate of compensation increases.

           Of the three key assumptions, only the discount rate is based on external market indicators, such as the yield on currently available high-quality, fixed income investments or annuity settlement rates. The discount rate used to value the pension obligation at any year-end is used for expense calculations the next year. For the rates of expected return on assets and compensation increases, we use estimates based on experience as well as future expectations. Due to the long-term nature of pension liabilities, we attempt to choose rates for these assumptions that will have long-term applicability. Modification of or changes in these assumptions could result in changes in the various items.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

           We are exposed to market risk from changes in interest rates. At December 31, 2003, we had approximately $25.8 million in outstanding borrowings against our senior credit facility at variable rates. As of June 30, 2004, we had approximately $23.5 million of borrowings at variable rates. All of our remaining outstanding long term debt is at fixed interest rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant.

           Two customers and their affiliates accounted for approximately 28.1% of 2003 net sales and approximately 17.8% of December 31, 2003 accounts receivable. For the six months ended June 30, 2004, these two customers and their affiliates continued to account for a significant amount of our net sales and accounts receivable. The loss of either of these customers or a significant reduction in order volumes from them would have a material adverse effect on us. We manage credit risk by continually reviewing creditworthiness of our customer base as well as thoroughly analyzing new accounts to effectively manage our exposure.

ITEM 4.    CONTROLS AND PROCEDURES.

a.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

           The Company's management with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There were no material changes in the Company's internal control over financial reporting during the second quarter of 2004.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently a party to any material lawsuit or proceeding.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit 10.21 - Agreement and Plan of Merger, dated as of July 21, 2004, by and among Von Hoffmann Holdings Inc., Fusion Acquisition LLC and VHH Merger, Inc.

Exhibit 31.1 - Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 - Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------

No reports on Form 8-K have been filed during the six-month period ended June 30, 2004.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2004

                                 VON HOFFMANN HOLDINGS INC.

                                 By:   /s/ Robert S. Mathews
                                       -----------------------------------------
                                       Name:   Robert S. Mathews
                                       Title:  Chief Executive Officer,
                                               President and Director

                                 By:   /s/ Gary Wetzel
                                       -----------------------------------------
                                       Name:   Gary Wetzel
                                       Title:  Executive Vice President, Chief
                                               Financial Officer and Treasurer

                                 VON HOFFMANN CORPORATION

                                 By:   /s/ Robert S. Mathews
                                       -----------------------------------------
                                       Name:   Robert S. Mathews
                                       Title:  Chief Executive Officer,
                                               President, Chief Operating
                                               Officer and Director

                                 By:   /s/ Gary Wetzel
                                       -----------------------------------------
                                       Name:   Gary Wetzel
                                       Title:  Vice Chairman of the Board, Vice
                                               President, Chief Financial
                                               Officer and Treasurer

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

10.21 Agreement and Plan of Merger, dated as of July 21, 2004, by and among Von Hoffmann Holdings Inc., Fusion Acquisition LLC and VHH Merger, Inc.

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