Form 10-Q/A
period 2004-06-30
VON HOFFMANN CORP; VON HOFFMANN HOLDINGS INC
filed 2004-08-12
CIK 1175474, 1175820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

                        Commission file number 333-90992
                                               ---------

                           VON HOFFMANN HOLDINGS INC.
                            VON HOFFMANN CORPORATION*
           (Exact name of registrants as specified in their charters)

                 DELAWARE                                  22-1661746
                 DELAWARE                                  43-0633003
     -------------------------------                 ----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification number)


     1000 CAMERA AVENUE, ST. LOUIS, MISSOURI                      63126
     1000 CAMERA AVENUE, ST. LOUIS, MISSOURI                      63126
    ----------------------------------------                   ----------
    (Address of principal executive offices)                   (Zip Code)


                                 (314) 966-0909
                                 (314) 966-0909
              ----------------------------------------------------
               Registrants' telephone number, including area code

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

          Number of shares of common stock, par value $0.01 per share, of Von Hoffmann Holdings Inc. outstanding at August 12, 2004: 83,154,444

* Von Hoffmann Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format.

                                EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q of Von Hoffmann Holdings, Inc. and Von Hoffmann Corporation for the period ended June 30, 2004, that was originally filed on August 11, 2004, is being filed solely to include Exhibit
10.21 (Agreement and Plan of Merger, dated as July 21, 2004, by and among Von Hoffmann Holdings Inc., Fusion Acquisition LLC and VHH Merger, Inc.), which was inadvertently left out of the original filing.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

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

Date:  August 12, 2004

                                  VON HOFFMANN HOLDINGS INC.

                                  By:   /s/ Robert S. Mathews
                                        ----------------------------------------
                                        Name:   Robert S. Mathews
                                        Title:  Chief Executive Officer,
                                                President and Director

                                  By:   /s/ Gary Wetzel
                                        ----------------------------------------
                                        Name:   Gary Wetzel
                                        Title:  Senior Vice President, Chief
                                                Financial Officer and Treasurer

                                  VON HOFFMANN CORPORATION

                                  By:   /s/ Robert S. Mathews
                                        ----------------------------------------
                                        Name:   Robert S. Mathews
                                        Title:  Chief Executive Officer,
                                                President, Chief Operating
                                                Officer and Director

                                  By:   /s/ Gary Wetzel
                                        ----------------------------------------
                                        Name:   Gary Wetzel
                                        Title:  Senior Vice President, Chief
                                                Financial Officer and Treasurer

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